Form 10KSB
period 1998-09-30
REXFORD INC
filed 1999-01-27
CIK 1065189

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB
[Mark One]
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                     Commission File No.  0-24721

                                 REXFORD, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                             87-0502701
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

        7777 East Main Street, # 210, Scottsdale, Arizona            85251
        --------------------------------------------------------   ----------
        (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:          (602) 945-5343
                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                      Name of each exchange
                                              on which registered
              N/A                                      N/A
     -------------------                      ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.001 per share
                  ----------------------------------------
                              (Title of Class)

  Check whether the Issuer (1) filed all reports required to be fired by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ].

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year:   $-0-.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date
within the past 60 days:      The Company  does not have an active trading
market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. To the knowledge of the Company, no bid or asked quotation is available at this time, nor at any time in the last sixty days. The Company has 57,106,420 shares of its common stock outstanding, of which 1,946,788 shares are held by nonaffiliates.

              DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to
rule 424(b) or (c) under the Securities Act of 1933:   NONE

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History
-----------------

(a)  Initial Business Activities
     ---------------------------

     The Registrant was incorporated on February 14, 1983, in the state of Utah under the name Chelsea Energy Corporation (hereinafter the "Registrant" or the "Company"). In connection with its formation, a total of 1,047,000 shares of its common stock were issued to the founders of the Company. In March 1985, the Company sold 3,000,000 shares of its common stock in connection with a public offering at a price of $0.01 per share. The public offering was registered with the Utah Securities Division pursuant to Section 61-1-10, Utah Code Annotated, as amended. The offering was exempt from federal registration pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended. The Company was initially formed to provide professional consulting services to local government units.

     In April 1989, the Company formed California Cola Distributing Company, Inc. ("CCDCI")under the laws of the state of Delaware as a wholly-owned subsidiary. In May 1989, the Company merged into its subsidiary, CCDCI, in connection with a reincorporation merger. As a result of the reincorporation merger, the Company changed its domicile to the state of Delaware from the state of Utah and changed its name from Chelsea Energy Corporation to California Cola Distributing Company, Inc. In October 1992, the Company effected a sale of its wholly-owned subsidiary, CCDCI to California Cola Group Incorporated, a principal shareholder of the Company and changed the its name to Rexford, Inc.

(b)  Current Business Activities
     ----------------------------

     Since divesting itself of CCDCI, the Registrant has had no operations is now seeking potential business acquisitions or opportunities in an effort to commence business operations. The Registrant does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Registrant has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Registrant has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Registrant will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Registrant and its shareholders. The Registrant will select any potential business opportunity based on management's business judgment.

     The activities of the Registrant are subject to several significant risks which arise primarily as a result of the fact that the Registrant has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Registrant's shareholders.

     Since divesting itself of CCDCI, the directors have determined that the Registrant should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Registrant then began to consider and investigate potential business opportunities. Because of the Registrant's current status having no assets and no recent operating history, in the event the Registrant does successfully acquire or merge with an operating business opportunity, it is likely that the Registrant's present shareholders will experience substantial dilution and there will be a probable change in control of the Registrant.

     The Registrant has voluntarily filed its registration statement on Form 10SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Registrant. In addition, management believes that this might make the Registrant more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Registrant is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Registrant intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

     Any target acquisition or merger candidate of the Registrant will become subject to the same reporting requirements as the Registrant upon consummation of any such business combination. Thus, in the event that the Registrant successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Sources of Business Opportunities
---------------------------------

     The Registrant intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Registrant's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Registrant will most likely have to rely on outside sources, not otherwise associated with the Registrant, that will accept their compensation only after the Registrant has finalized a successful acquisition or merger. To date, the Registrant has not engaged nor entered into any discussions, negotiations, agreements nor understandings regarding retention of any consultant to assist the Registrant in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

     The Registrant does not intend to restrict its search to any specific kind of industry or business. The Registrant may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Registrant may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Registrant could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation
----------

     Once the Registrant has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Registrant's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating such potential business opportunities, the Registrant will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Registrant and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

     Because the Registrant has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Registrant may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------

     Presently, the Registrant cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Registrant participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Registrant and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Registrant may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Registrant does not intend to participate in opportunities through the purchase of minority stock positions.

     Because of the Registrant's current status and recent inactive status for the prior six years, and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Registrant's existing shareholders. There will probably be a change in control of the Registrant, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Registrant. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Registrant's shareholders as the case arises.

     Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Registrant would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Registrant's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time.

     In the event that the Registrant does need to raise capital, it would most likely have to rely on the private sale of its securities or loans from its officers and directors. Such a private sale would be limited to persons exempt under the Commission's Regulation D or other rule or provision for exemption, if any applies. However, no private sales are contemplated by the Registrant's management at this time. If a private sale of the Registrant's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Registrant. However, there can be no assurance that the Registrant will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Registrant. The Registrant does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

     Although not presently anticipated by management, there is a remote possibility that the Registrant might sell its securities to its management or affiliates.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Registrant, may be paid to persons instrumental in facilitating the transaction. The Registrant has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a preexisting contract; in such case, the Registrant may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Registrant's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Registrant would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Registrant so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Registrant would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

     Management does not contemplate that the Registrant would acquire or merge with a business entity in which any affiliates of the Registrant have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. None of the Registrant's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Rights of Shareholders
----------------------

     It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Registrant will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose. Section 228 of the Delaware Corporations Law provides that any action which may be taken at any annual or special meeting of the shareholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holder of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     However, a shareholder's meeting is normally the most expeditious procedure, wherein all shareholder's would be entitled to vote in person or by proxy. In the notice of such a shareholder's meeting and proxy statement, the Registrant will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

Competition
-----------

     Because the Registrant has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Registrant is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Registrant will be in direct competition with these other public companies in its search for business opportunities and, due to the Registrant's lack of funds, it may be difficult to successfully compete with these other companies.

Employees
---------

     As of the date hereof, the Registrant does not have any employees and has no plans for retaining employees until such time as the Registrant's business warrants the expense, or until the Registrant successfully acquires or merges with an operating business. The Registrant may find it necessary to periodically hire part-time clerical help on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTIES

Facilities
----------

     The Registrant is currently using as its principal place of business the personal residence of its President and Director located in Scottsdale, Arizona. Although the Registrant has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, the Registrant will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Registrant lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Registrant has no current plans to secure such commercial office space.
It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Registrant's principal offices may be transferred to such existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings and no such action by or against it, to the best of its knowledge, has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended September 30, 1998.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company intends to make an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. The Company's common stock has not traded in a public market since 1992.

     If and when the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(l) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of September 30, 1998 there were 74 shareholders of record of the Company's common stock. There are no reported bid or asked prices for the Company's shares.

     As of September 30, 1998, the Company has issued and outstanding 57,106,420 shares of common stock. Of this total, 16,297,000 shares were issued in transactions more than two years ago, and may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate or controlling shareholder of the Company. Of the total issued and outstanding shares, the Company has identified 55,159,632 shares as being held directly or indirectly by affiliates of the Company. The remaining 1,946,788 shares are deemed free from restrictions and may be sold and/or transferred without further registration under the Act.

     The 55,159,632 shares presently held by affiliates or controlling shareholders of the Company may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy
---------------

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

     The Registrant is considered a development stage company with no assets or capital and with no operations or income since approximately 1992. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Registrant have been paid for by shareholders of the Registrant, specifically Mark A. Scharmann (see
Item 11, Security Ownership of Certain Beneficial Owners and Management).

     During the fiscal years ended September 30, 1998 and 1997, the Registrant had general and administrative expenses of $46,350 and $42,795, respectively, and no revenues, resulting in a net loss from operations of ($46,350) for 1998 and ($42,795) for 1997. The expenses incurred during the fiscal years ended September 30, 1998 and 1997 were for legal, accounting and professional fees associated to maintaining the Registrant's corporate and financial records and the preparation and filing of the Company's registration statement on Form 10SB.

     It is anticipated that the Registrant will continue to incur legal and accounting expenses will maintaining the corporate viability of the Registrant and, for the immediate future, such expenses will most likely be financed by the Registrant's existing shareholders or its officers as they have done in the past.

  The Registrant has not received a formal commitment from its shareholders and officers or directors to continue to finance the Company's expenses, however, and unless the Registrant is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about the Registrant's ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Registrant until such time as the Registrant successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Registrant as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

     During the next twelve months, the Registrant will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Registrant lacks funds, it may be necessary for the officers and directors to either advance funds to the Registrant or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Registrant's directors may receive compensation for services provided to the Company until such time as an acquisition or merger can be accomplished. However, if the Registrant engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Registrant to attempt to raise additional funds. As of the date hereof, the Registrant has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event the Registrant does need to raise capital most likely the only method available to the Registrant would be the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Registrant will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant.

     The Registrant does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's balance sheets for the years ended September 30, 1998 and 1997; the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since October 1, 1992, have been examined to the extent indicated in their reports by Tanner + Co., certified public accountants, and have been prepared in accordance with generally accepted accounting principles and are attached hereto and incorporated herein by this reference.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT




     The names of the Registrant's executive officers and directors and the positions held by each of them are set forth below:

Name                                       Position
----                                       --------
Dennis Blomquist                           President and Director
Ron A. Featherstone                        Vice President and Director
Mark A. Scharmann                          Treasurer and Director
Tom Sollami                                Secretary and Director

      The term of office of each director is one year and until his successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information

     Set forth below is certain biographical information with respect to each of the Registrant's officers and directors.

     Dennis Blomquist age 46, has served as an officer and director of the Registrant since 1992. For the past five years, Mr. Blomquist has been an self-employed business consultant providing data base administration, development and computer related services. From June 1996 to December 1997, Mr. Blomquist work for Parami Productions, Inc., Studio City, California, a film and television development company as director of development.

     Ron A. Featherstone, age 47, has served as an officer and director of the Registrant since 1992. Since July 1995, Mr. Featherstone has been the executive vice president for Investors First Ventures, Ltd, Scottsdale, Arizona, a financial consulting firm. From 1993 through June 1995, Mr. Featherstone was the area sales manager for Clarke Publications, Irwindale, California.

     Tom Sollami, age 48, has served as an officer and director of the Registrant since 1992. Mr. Sollami has been employed as the Security Coordinator of the Doubletree Hotel, Salt Lake City, Utah, since February 1998.

     Mark A. Scharmann, age 40, has been vice-president and a director of the Company since February 1997. Since 1979, Mr. Scharmann has been the principal owner of Troika Capital, Inc., Ogden, Utah, a financial consulting company.

     To the knowledge of management, during the past five years, no present or former director or executive officer of the Company: (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth, as of September 30, 1998, the name and relationship of each person who failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act:

Name                Position                 Report to be filed*

Dennis Blomquist        President and Director        Form 3
Ron A. Featherstone     Vice President and Director   Form 3
Mark A. Scharmann       Treasurer and Director        Form 3
Tom Sollami             Secretary and Director        Form 3

*All reports have subsequently been filed.

ITEM 10.  EXECUTIVE COMPENSATION

     The Registrant has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Registrant has not paid any salaries or other compensation to its officers, directors or employees for the years ended September 30, 1998, 1997 and 1996, nor at any time during 1998, 1997 or 1996. Further, the Registrant has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Registrant's directors may be compensated for services provided to the Company until such time as an acquisition or merger can be accomplished. As of the date hereof, no person has accrued any compensation from the Registrant.

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 1998, the end of the Registrant's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Dennis Blomquist    1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President and CEO   1997  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1996  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-


Options/SAR Grants in Last Fiscal Year

     None.

Bonuses and Deferred Compensation

     None.

Compensation Pursuant to Plans

     None.

Pension Table

     Not Applicable.

Other Compensation

     None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables sets forth the number of shares of the Registrant's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 57,106,420 shares of the Registrant's common stock outstanding at September 30, 1998, based on the Registrant's transfer agent's list, and the names and number of shares held by each of the Registrant's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership (1)        of Class
--------   -------------------      -------------------------        --------
Common     Dennis Blomquist          9,644,212          D             16.88
           777 East Main St. #210
           Scottsdale, AZ  85251

Common     Mark A. Scharmann        42,155,420          D             73.81
           1661 Lakeview Circle         10,000          I               .01
           Ogden, UT  84403             50,000          I               .08

Officers, Directors and Nominees

Common     Dennis Blomquist         ------------See Table Above------------

Common     Ron A. Featherstone         150,000          D               .26

Common     Mark A. Scharmann        ------------See Table Above------------

Common     Tom Sollami                 150,000          D               .26

All Officers, Directors, and
 Nominees as a Group (4 Persons)    55,099,632          D             96.49
                                        60,000          I               .10
                                    ----------                        -----
                                    55,159,632                        96.59
                                    ==========                        =====
--------------------------------
(1) All shares are owned directly (D) or indirectly (I), beneficially and of record and the shareholder has sole voting, investment and dispositive power.

(2) Shares beneficially held of record by Troika Capital Investment, of which Mr. Scharmann is the principal owner and shareholder.

(3) Shares beneficially held of record by Rachel Leslie, the spouse of Mr. Scharmann, and which Mr. Scharmann disclaims beneficial ownership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mark A. Scharmann, an officer and directors of the Company has advanced money to the Company during the years ended September 30, 1998, and 1997. The outstanding advances are bearing interest at a rate of 10% and have no maturity date.

     At September 30, 1997, the Registrant issued 23,024,015 shares of its common stock, valued at approximately $0.002 per share, to Mark A. Scharmann, an officer and director of the Registrant, in exchange for the conversion of $46,048 of advances and accrued interest payable by the Registrant.

     On June 29, 1998, the Registrant issued an additional 17,785,406 shares of the Registrant's common stock, valued at approximately $0.002 per share, to Mr. Scharmann, in exchange for the conversion of approximately $35,571 of advances and accrued interest payable by the Registrant.

     As a result of the foregoing transactions, at September 30, 1998, and 1997, the balance of such advances amounted to $9,306 and $0, respectively. The securities issued in the foregoing transactions were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act of 1933, as amended (the 'Securities Act"), set forth in section 3(b) and/or section 4(2) of the Securities Act and the regulations promulgated thereunder. The individual receiving the shares the an officer and director of the Registrant and is deemed to be an "accredited investor" as that term is defined under Rule 501 of the Regulation D of the Securities Act.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)(1) Financial Statements: The following financial statements are included in this report:

Title of Document                                                      Page
-----------------                                                      ----
Report of Tanner + Co., Certified Public Accountants                    18
Balance Sheet as of September 30, 1998                                  19
Statement of Operations                                                 20
Statement of Stockholders' Deficit                                      21
Statement of Cash Flows                                                 23
Notes to Financial Statements                                           24





(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

     None.

(a)(3)  Exhibits.  The following exhibits are included as part of this report:


         SEC
Exhibit  Reference
No.      No.        Title of Document                       Location
-------  ---------  -----------------                       --------

4        27         Financial Data Schedule                 Exhibit 27

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    REXFORD, INC. [The Registrant]


Signature                    Title                           Date
---------                    -----                           ----

/S/ Dennis Blomquist         President, Director             January 26, 1999

/S/ Ron Featherstone         Vice President, Director        January 26, 1999

/S/ Tom Sollami              Secretary, Director             January 26, 1999

/S/ Mark A. Scharmann        Treasurer, Director             January 26, 1999

Independent Auditors' Report

To the Board of Directors and Stockholders of Rexford, Inc.

We have audited the accompanying balance sheet of Rexford, Inc. (a development stage company) as of September 30, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since October 1, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexford, Inc., as of September 30, 1998 and 1997, and the results of its operations and cash flows for the years then ended and the cumulative amounts since October 1, 1992, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1, the Company's history of operating losses and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




December 19, 1998
Salt Lake City, UT

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                                 September 30,
------------------------------------------------------------------------------

                     Assets                            1998        1997
                     ------                        ----------   ----------

Current assets - Cash                              $      226   $      540
                                                   ----------   ----------
                                                   $      226   $      540
                                                   ==========   ==========

      Liabilities and Stockholders' Deficit
      -------------------------------------

Current liabilities:
     Accounts payable                              $    1,750   $      590
     Payable to related party                           9,306         -
                                                   ----------   ----------
          Total current liabilities                    11,056          590
                                                   ----------   ----------
Commitments and contingencies                            -            -

Stockholders' deficit:
     Common stock $.001 par value. Authorized
      100,000,000 shares; issued and outstanding
      57,106,420 and 39,321,015 shares,
      respectively                                     57,106       39,321
     Additional paid-in capital                       130,821      113,036
     Accumulated deficit                             (198,757)    (152,407)
                                                   ----------   ----------
          Total stockholders' deficit                 (10,830)         (50)
                                                   ----------   ----------
                                                   $      226   $      540
                                                   ==========   ==========

See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Operations

                                        Years Ended September 30,1998 and 1997
                                  and Cumulative Amounts Since October 1, 1992
                                   (Date of Commencement of Development Stage)
------------------------------------------------------------------------------

                                                                Cumulative
                                           1998        1997       Amounts
                                        ----------  ----------  ----------
Revenue                                 $     -     $     -     $   10,000

General and administrative expenses         46,350      42,795     104,582
                                        ----------  ----------  ----------
    Net loss from operations               (46,350)    (42,795)    (94,582)

Gain on divestiture of discontinued
 operations, net on tax                       -           -         90,231
                                        ----------  ----------  ----------
    Net loss before provision
     for income taxes                      (46,350)    (42,795)     (4,351)

Provision for income taxes                    -           -           -
                                        ----------  ----------  ----------
    Net loss                            $  (46,350) $  (42,795) $   (4,351)
                                        ==========  ==========  ==========

    Net loss per common
     share                              $     (.00) $     (.01) $     (.00)
                                        ==========  ==========  ==========
Weighted average number of shares
outstanding                             43,767,000  16,360,000  20,209,000



See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                            Statement of Stockholders' Deficit

                                                For the Period October 1, 1992
                                   (Date of Commencement of Development Stage)
                                                    Through September 30, 1998
------------------------------------------------------------------------------

                                         Additional
                       Common Stock       Paid-in     Accumulated
                    Shares      Amount    Capital       Deficit       Total
                  ----------  ----------  ----------  -----------  ----------
Balance at
 October 1, 1992  12,297,000  $   12,297  $   85,734  $  (194,406) $  (96,375)

October 1992,
 Divestiture of
 CCDCI            (6,000,000)     (6,000)     (4,000)        -        (10,000)

October 1992,
 issuance of
 8,000,000 shares
 for cash          8,000,000       8,000       5,750         -         13,750

Net income              -           -           -          89,617      89,617
                  ----------  ----------  ----------  -----------  ----------
Balance at
 September 30,
 1993             14,297,000  $   14,297  $   87,484  $  (104,789) $   (3,008)

Conversion of
 Debt to common
 stock             2,000,000       2,000       2,528         -          4,528

Net loss                -           -           -          (4,073)     (4,073)
                  ----------  ----------  ----------  -----------  ----------
Balance at
 September 30,
 1994             16,297,000  $   16,297  $   90,012  $  (108,862) $   (2,553)

Net loss                -           -           -          (3,497)     (3,497)
                  ----------  ----------  ----------  -----------  ----------
Balance at
 September 30,
 1995             16,297,000  $   16,297  $   90,012  $  (112,359) $   (6,050)

Net income              -           -           -           2,747       2,747
                  ----------  ----------  ----------  -----------  ----------
Balance at
 September 30,
 1996             16,297,000  $   16,297  $   90,012  $  (109,612) $   (3,303)

Conversion of
 debt to common
 stock            23,024,015      23,024      23,024         -         46,048

Net loss                -           -           -         (42,795)    (42,795)
                  ----------  ----------  ----------  -----------  ----------

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                            Statement of Stockholders' Deficit
                                                                     Continued

                                                For the Period October 1, 1992
                                   (Date of Commencement of Development Stage)
                                                    Through September 30, 1998
------------------------------------------------------------------------------

                                         Additional
                       Common Stock       Paid-in     Accumulated
                    Shares      Amount    Capital     Deficit         Total
                  ----------  ----------  ----------  -----------  ----------
Balance at
 September 30,
 1997             39,321,015  $   39,321  $  113,036  $  (152,407) $      (50)

Conversion of
 debt to
 common stock     17,785,405  $   17,785  $   17,785  $      -     $   35,570

Net loss                -           -           -         (46,350)    (46,350)
                  ----------  ----------  ----------  -----------  ----------
Balance at
 September
 30, 1998         57,106,420  $   57,106  $  130,821  $  (198,757) $  (10,830)
                  ==========  ==========  ==========  ===========  ==========

See accompanying notes to the financial statements.

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows

                                       Years Ended September 30, 1998 and 1997
                                 and Cumulative Amounts Since October 1, 1992,
                                   (Date of Commencement of Development Stage)
------------------------------------------------------------------------------

                                                               Cumulative
                                           1998        1997      Amounts
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                              $  (46,350) $  (42,795) $   (4,351)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Gain on disposal of discontinued
     segment                                               -        (90,231)
    Increase (decrease) in:
     Cash overdraft                           -           (282)
     Accounts payable                       10,466        (306)      11,056
                                        ----------   ----------  ----------
     Net cash used in
     operating activities                  (35,884)     (43,383)    (83,526)
                                        ----------   ----------  ----------
Cash flows from investing activities:         -            -          -
                                        ----------   ----------  ----------

Cash flows from financing activities:
  Increase in payable to related
   parties                                  35,570      42,348      70,002
  Decrease increase in receivable
   from related party                         -          1,575        -
  Issuance of common stock                    -            -        13,750
                                        ----------   ---------- ----------
    Net cash used in
     financing activities                   35,570       43,923     83,752
                                        ----------   ---------- ----------
    Net (decrease) increase in cash           (314)         540        226

Cash, beginning of period                      540         -           540
                                        ----------   ---------- ----------
Cash, end of period                     $      226   $      540 $      226
                                        ==========   ========== ==========



See accompanying notes to financial statements

       24                                                        Rexford, Inc.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                   September 30, 1998 and 1997
------------------------------------------------------------------------------
1.  Summary of Business and Significant Accounting Policies

Organization
------------
The Company was organized under the laws of the state of Utah on February 14, 1983 under the name of Chelsea Energy Corporation. The Company was initially formed to provide professional consulting services to local government units.

The Company subsequently changed its business direction when, in May 1989, the Company acquired California Cola Distributing Company Incorporated (CCDCI), a privately held California corporation. The Company issued 7,950,000 shares of its common stock to the former shareholders of California Cola Distributing Company Incorporated in connection with the acquisition and 300,000 shares of common stock for services rendered in connection with the acquisition. The Company's sole business was the operation of its subsidiary, California Cola Distributing Company Incorporated, a California Corporation. In connection with the acquisition, the Company changed its domicile to the state of Delaware from the state of Utah and changed its name from Chelsea Energy Corporation to California Cola Distributing Company, Inc.

Effective October 1, 1992, the Company divested its interest in CCDCI an changed its name to Rexford, Inc. (the Company).

Development Stage Company
-------------------------
Effective October 1, 1992, the Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Going Concern
-------------
The Company has incurred significant operating losses from its inception through September 30, 1998 and continuation of the Company as a going concern and payment of its liabilities are dependent upon the Company's ability to attain profitable operations and additional working capital. Management's plans with respect to this uncertainty include obtaining debt or equity funding to finance the Company's operations, However, there can be no assurance that the Company will be successful in doing so. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss Per Share
-----------------------
Loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period.

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued

1.  Summary of Business and Significant Accounting Policies (Continued)

Use of Estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and the expenses during the reporting period. Actual results could differ from those estimates.

2.  Related Party Transactions

The Company's payable to related party consists of advances from certain shareholders of the Company. The advances bear interest at 10% and are expected to be satisfied within the current period.

3.  Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:
                                                   Year Ended
                                                  September 30,
                                                                   Cumulative
                                             1998         1997       Amounts
                                          ----------   ----------  ----------
     Income tax benefit at
      statutory rate                      $   15,000   $   15,000  $    1,000
     Change in valuation allowance           (15,000)     (15,000)     (1,000)
                                          ----------   ----------  ----------
                                          $     -      $     -     $     -
                                          ==========   ==========  ==========

Deferred tax assets at September 30, 1998 and 1997 are comprised of the following:
                                                  September 30,
                                                1998         1997
                                             ----------   ----------

     Operating loss carryforwards            $   67,000   $   52,000
     Valuation allowance                        (67,000)     (52,000)
                                             ----------   ----------
                                             $     -      $     -
                                             ==========   ==========

At September 30, 1998, the Company had net operating loss carryforwards of approximately $198,000 available to offset future taxable income which begin to expire in 2004. The amount of loss which may be used each year is limited based on several factors which include changes in Company ownership, the fair value of the Company and the federal discount rate.

No deferred tax assets have been provided for the tax benefit of loss carryforwards due to uncertainty concerning their ultimate realization.

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued


4.  Supplemental  Disclosure of Cash Flow Information

During the year ended September 30, 1998 and 1997, the Company converted $35,570 and $46,048 of advances and interest payable to an officer/shareholder of the Company for 17,785,405 shares and 23,024,015 shares of common stock, respectively.

During the year ended September 30, 1994, the Company converted $4,528 of notes payable to officers of the Company for 2,000,000 shares of common stock.

No amounts were paid for interest and income taxes during the period ended September 30, 1998 and 1997 and since October 1, 1992.

5.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.