Form 10QSB
period 1998-12-31
REXFORD INC
filed 1999-02-18
CIK 1065189

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1998

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-24721
                                             -------

                               REXFORD, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Delaware                                       87-0502701
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

              7777 East Main Street, #210, Scottsdale, Arizona 85251
              ------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (602) 945-5343
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                       57,106,420
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31, 1998

                   PART I FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                          REXFORD, INC.
                       FINANCIAL STATEMENTS
                           (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                             December 31, 1998
                                                                   (Unaudited)
------------------------------------------------------------------------------

                 ASSETS

  Cash                                              $      -
                                                    -----------
    TOTAL ASSETS                                    $      -
                                                    -----------


------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash overdraft                                    $     3,765
  Accounts payable and accrued liabilities                1,750
  Advance from related party                             11,921
                                                    -----------

    TOTAL CURRENT LIABILITIES                            17,436
                                                    -----------

STOCKHOLDERS' DEFICIT
 Common stock - par value $.001 per share.
  Authorized - 1,000,000 shares; issued
  and outstanding 57,106,420 shares                      57,106
 Additional paid-in capital                             130,821
 Deficit accumulated during the development stage      (205,363)
                                                    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (17,436)
                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          -
                                                    -----------




See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Operations
                                                                   (Unaudited)
------------------------------------------------------------------------------


                                                                Cumulative
                                          Three Months Ended      Amounts
                                              December 31,         From
                                           1998        1997      Inception
                                        ----------  ----------  ----------
Revenue - Interest                      $     -     $     -     $   10,000

Expenses:
General and administrative expenses          6,606       8,403     111,188
                                        ----------  ----------  ----------
    Loss from operations                    (6,606)     (8,403)   (101,188)

Gain on divestiture of discontinued
 operations, net tax                          -           -         90,231
                                        ----------  ----------  ----------
    Net loss before income taxes            (6,606)     (8,403)    (10,957)

Income tax expense                            -           -           -
                                        ----------  ----------  ----------
    Net loss                            $   (6,606) $   (8,403) $  (10,957)
                                        ==========  ==========  ==========

   Loss per share                       $           $           $
                                        ==========  ==========  ==========
Weighted average number of shares
outstanding                             57,106,420  39,321,015  21,684,635
                                        ==========  ==========  ==========


See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                   (Unaudited)
------------------------------------------------------------------------------


                                                                Cumulative
                                          Three Months Ended      Amounts
                                              December 31,         From
                                           1998        1997      Inception
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                              $   (6,606) $   (8,403) $  (10,957)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Gain on disposal of discontinued
     segment                                  -            -        (90,231)
    Increase in:
     Cash overdraft                          3,765       1,123        3,765
     Accounts payable and accrued
      liabilities                             -            -          1,750
                                        ----------   ----------  ----------
        Net cash used in
        operating activities                (2,841)      (7,280)    (95,673)
                                        ----------   ----------  ----------

Cash flows from investing activities:         -            -          -


Cash flows from financing activities:
  Proceeds from the issuance of stock         -            -         13,750
  Increase in advances to related
   party                                     2,615        6,740      81,923
                                        ----------   ----------  ----------
    Net cash provided by
    financing activities                     2,615        6,740     95,673
                                        ----------   ---------- ----------

    Net decrease in cash                      (226)        (540)      -

Cash, beginning of period                      226          540       -
                                        ----------   ---------- ----------
Cash, end of period                     $     -      $      -   $     -
                                        ==========   ========== ==========



See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                     Continued
                                                                   (Unaudited)
------------------------------------------------------------------------------


                                                                Cumulative
                                          Three Months Ended      Amounts
                                              December 31,         From
                                           1998        1997      Inception
                                        ----------  ----------  ----------
Supplemental disclosure of cash flow
Information:

    Interest paid                       $     -      $    -     $     -
                                        ==========   ========== ==========
    Income taxes paid                   $     -      $    -     $     -
                                        ==========   ========== ==========


See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

------------------------------------------------------------------------------


(1) The unaudited financial statements include the accounts of Rexford, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1998 and the results of operations and changes in financial position for the three month periods ended December 31, 1998 and 1997, and cumulative amounts since inception. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
General
-------

     The Registrant was incorporated on February 14, 1983, in the state of Utah under the name Chelsea Energy Corporation (hereinafter the "Registrant" or the "Company"). In connection with its formation, a total of 1,047,000 shares of its common stock were issued to the founders of the Company. In March 1985, the Company sold 3,000,000 shares of its common stock in connection with a public offering at a price of $0.01 per share. The public offering was registered with the Utah Securities Division pursuant to Section 61-1-10, Utah Code Annotated, as amended. The offering was exemption from federal registration pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended. The Company was initially formed to provide professional consulting services to local government units.

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

     Since divesting itself of CCDCI, the Registrant has had no operations is now seeking potential business acquisition or opportunities to enter in an effort to commence business operations. The Registrant does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Registrant has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Liquidity and Capital Resources
-------------------------------

     Although the Company has had only limited expenses, it may have to incur additional legal and accounting costs to remain current on its financial and corporate reporting obligations. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements.

     At December 31, 1998, the Company had assets of $0 and liabilities of $17,436. The Company had a working capital deficit at December 31, 1998 of $(17,436). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

     An officer of the Company advanced money to the Company during the year ending December 31 1998. The advances are bearing interest at a rate of 10% and have no maturity date. The amount of the advance for expenses in the quarter ending December 31, 1998 was $2,615. At December 31, 1998, the total balance of advances from an officer amounted to $11,921.

    The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by
management to run the Company.   The Company does intend to reimburse its
officers and directors for out of pocket cost.

Results of Operations
---------------------

     Since discontinuing operations in 1992, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. For the three month period ended December 31, 1998, the Company has incurred $6,606 in general and administrative expenses. Since inception, the Company has an accumulated deficit of $(10,957) after taking into account a $90,231 gain on the divesture of discontinued operations.

                   PART II - OTHER INFORMATION

               ITEM 1.  LEGAL PROCEEDINGS

     None.

               ITEM 2.  CHANGES IN SECURITIES

     None.

               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

               ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


               ITEM 5.  OTHER INFORMATION

     None.


               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.
        ---------

     No exhibits are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

  None


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REXFORD, INC.
                                      [Registrant]

Dated: February 17, 1999               By/S/Dennis Blomquist, President and
                                       Director