Form 10QSB
period 1999-03-31
REXFORD INC
filed 1999-05-28
CIK 1065189

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 1999

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                       70,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 1998

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

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                                March 31, 1999
                                                                   (Unaudited)
------------------------------------------------------------------------------

                 ASSETS

  Cash                                              $       229
                                                    -----------
    TOTAL ASSETS                                    $       229
                                                    -----------


------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $    10,580
  Related party payable                                   2,222
                                                    -----------

    TOTAL CURRENT LIABILITIES                            12,802
                                                    -----------

STOCKHOLDERS' DEFICIT
 Common stock - par value $.001 per share.
  Authorized - 1,000,000 shares; issued
  and outstanding 70,000,000 shares                      70,000
 Additional paid-in capital                             143,717
 Deficit accumulated during the development stage      (226,290)
                                                    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (12,573)
                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $       229
                                                    -----------




See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Operations
                                                                   (Unaudited)
------------------------------------------------------------------------------


                                          Three Months Ended       Six Months Ended
                                              March 31,                March 31,          Cumulative
                                           1999        1998        1999         1998       Amounts
                                        ----------  ----------  ----------   ----------   ---------
Revenue - Interest                      $     -     $     -     $     -      $     -      $  10,000

Expenses:
General and administrative expenses         20,928      11,990      27,533       20,392     132,115
                                        ----------  ----------  ----------   ----------   ---------
    Loss from operations                   (20,928)    (11,990)    (27,533)     (20,392)   (122,115)

Gain on divestiture of discontinued
 operations, net tax                          -           -           -            -         90,231
                                        ----------  ----------  ----------   ----------   ---------
    Net loss before income taxes           (20,928)    (11,990)    (27,533)     (20,392)    (31,884)

Income tax expense                            -           -           -            -           -
                                        ----------  ----------  ----------   ----------   ---------
    Net loss                            $  (20,928) $  (11,990) $  (27,533)  $  (20,392)  $ (31,884)
                                        ==========  ==========  ==========   ==========   =========

   Loss per share                       $     (.00) $     (.00) $     (.00)        (.00)       (.00)
                                        ==========  ==========  ==========   ==========   =========
Weighted average number of shares
outstanding                             63,553,000  39,321,000  61,404,000   39,321,000   29,395,000
                                        ==========  ==========  ==========   ==========   =========



See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                   (Unaudited)
------------------------------------------------------------------------------



                                           Six Months Ended
                                               March 31,        Cumulative
                                           1999        1998       Amounts
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                              $  (27,533) $  (20,392) $  (31,884)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Interest recognized on related
     party payable                             141        -            141
    Gain on disposal of discontinued
     segment                                  -           -        (90,231)
    Increase in:
     Cash overdraft                           -           -            -
     Accounts payable and accrued
      liabilities                            8,830         245      19,886
                                        ----------   ---------   ---------
        Net cash used in
        operating activities               (18,562)    (20,147)   (102,088)
                                        ----------   ---------   ---------

Cash flows from investing activities:         -           -           -


Cash flows from financing activities:
  Proceeds from the issuance of stock         -            -         13,750
  Change in related party payables          18,565       19,713      88,567
                                        ----------   ----------  ----------
    Net cash provided by
    financing activities                    18,565       19,713    102,317
                                        ----------   ---------- ----------

    Net decrease in cash                         3         (434)       229

Cash, beginning of period                      226          540       -
                                        ----------   ---------- ----------
Cash, end of period                     $      229   $      106 $      229
                                        ==========   ========== ==========



See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

------------------------------------------------------------------------------


(1) The unaudited financial statements include the accounts of Rexford, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and changes in financial position for the three months and six months ended March 31, 1999 and 1998, and cumulative amounts since inception. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) During the six months ended March 31, 1999, the Company issued common stock in exchange for a related party payable of $25,790.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
General
-------
              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, related to the proposed acquisition of Chicago Map Corporation ("CMC") by the Company. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

Business of the Company
-----------------------

     The Company's executive offices are located at 7777 East main Street, Suite 251, Scottsdale, AZ 85251, (602) 945-5343. The Company was incorporated on February 14, 1983, in the state of Utah under the name Chelsea Energy Corporation (hereinafter the "Registrant" or the "Company"). In connection with its formation, a total of 1,047,000 shares of its common stock were issued to the founders of the Company. In March 1985, the Company sold 3,000,000 shares of its common stock in connection with a public offering at a price of $0.01 per share. The public offering was registered with the Utah Securities Division pursuant to Section 61-1-10, Utah Code Annotated, as amended. The offering was exempt from federal registration pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended. The Company was initially formed to provide professional consulting services to local government units.

     In April 1989, the Company formed California Cola Distributing Company, Inc. ("CCDCI") under the laws of the state of Delaware as a wholly-owned subsidiary. In May 1989, the Company merged into its subsidiary, CCDCI, in connection with a reincorporation merger. As a result of the reincorporation merger, the Company changed its domicile to the state of Delaware from the state of Utah and changed its name from Chelsea Energy Corporation to California Cola Distributing Company, Inc. In October 1992, the Company effected a sale of its wholly-owned subsidiary, CCDCI to California Cola Group Incorporated, a principal shareholder of the Company and changed the its name to Rexford, Inc.

Current Business Activities
----------------------------

     On March 26, 1999, the Company and CMC entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") relating to the acquisition of CMC by the Company through a share exchange. The Acquisition Agreement has been approved by the board of directors and shareholder of CMC and the board of directors of the Company, but is subject to the approval of the Company shareholders. The Company has recently submitted a preliminary information relating to the calling of a special meeting of shareholders for the purpose of ratify the terms of the Acquisition Agreement and electing new directors consisting of the nominees of CMC.

     The following discussion regarding the terms of the Acquisition Agreement is subject to, and qualified in its entirety by, the detailed provisions of the Acquisition Agreement, which will be attached as an exhibit to the notice of special meeting of shareholders and related definitive information statement to be mailed to shareholders of record of the Company pending final review by the Securities and Exchange Commission.

     The Acquisition Agreement provides that the 15,000 shares of CMC Common Stock held by the CMC Shareholders will be exchanged for 10,500,000 shares of the Company's Common Stock pro rata based on the CMC Shareholders' percentage ownership of the CMC Common Stock. No fractional shares will be issued to the CMC Shareholders and the Company will round the number of shares of the Company's Common Stock to be issued to each CMC Stockholder to the nearest whole share.

     As a condition to the Acquisition Agreement, the Company will effect a 1-for-70 reverse stock split (the "Reverse Split") of the Company's Common Stock, so that shareholders of the Company prior to such Reverse Split will receive 1 share of the Company's Common Stock for each 70 shares of Common Stock held on the Record Date for the Reverse Split, rounded up to the next higher whole share. This Reverse Split would reduce the Company's issued and outstanding stock from 70,000,000 to 1,000,000 shares. After giving effect to the Reverse Split and the issuance of 10,500,000 shares of Common Stock issued to the CMC Shareholders in exchange for the 15,000 of CMC Common Stock, the Company will have 11,500,000 shares issued and outstanding.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     The business activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business. Because of the Company's current status having no assets and no recent operating history, in the event that a majority of the shareholders of the Company do not ratify the Acquisition Agreement with CMC, it is likely that Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

Liquidity and Capital Resources
-------------------------------

     Although the Company has had only limited expenses, it may have to incur additional legal and accounting costs to remain current on its financial and corporate reporting obligations. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete the merger or acquisition of CMC. At the present time the Company does not have the assets to meet these financial requirements and certain costs and expenses associated with the Acquisition Proposal have been paid by Mark A. Scharmann, an officer, director and principal shareholder of the Company.

     At March 31, 1999, the Company had current assets of $229 and current liabilities of $12,802, for a working capital deficit of $(12,573). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs. Mr. Scharmann has advanced money to the Company from time to time and such advances bear interest at a rate of 10% per annum and have no maturity date. Prior to March 31, 1999, the balance of the outstanding advances were converted into shares of common stock of the Company.

    The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by management to run the Company. Following approval of the Acquisition Proposal, the Company's executive offices will be moved to the executive offices of CMC.

Results of Operations
---------------------

     Since discontinuing operations in 1992, the Company has not generated revenue. For the six month period ended March 31, 1999, the Company has incurred $27,533 in general and administrative expenses. Since inception, the Company has an accumulated deficit of $(226,290) after taking into account a $90,231 gain on the divestiture of discontinued operations.

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

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REXFORD, INC.
                                      [Registrant]

Dated: May 27, 1999                   By/S/Dennis Blomquist, President and
                                       Director