Form 10QSB
period 1999-06-30
LEXON TECHNOLOGIES INC
filed 1999-08-16
CIK 1065189

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-24721
                                             -------

                           LEXON TECHNOLOGIES, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Delaware                                       87-0502701
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                1401 Brook Drive, Downers Grove, Illinois  60515
              ------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (630) 916-6196
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         70,000,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 1999

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                          LEXON TECHNOLOGIES, INC.
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


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

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                                 June 30, 1999
                                                                   (Unaudited)
------------------------------------------------------------------------------

                 ASSETS

  Cash                                              $     1,453
                                                    -----------
    TOTAL ASSETS                                    $     1,453
                                                    -----------


------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $    33,418
  Related party payable                                   8,584
                                                    -----------

    TOTAL CURRENT LIABILITIES                            42,002
                                                    ===========

STOCKHOLDERS' DEFICIT
 Common stock - par value $.001 per share.
  Authorized - 1,000,000 shares; issued
  and outstanding 70,000,000 shares                      70,000
 Additional paid-in capital                             143,717
 Deficit accumulated during the development stage      (254,266)
                                                    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (40,549)
                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $     1,453
                                                    ===========




See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Operations
                                                                   (Unaudited)
------------------------------------------------------------------------------


                                          Three Months Ended       Nine Months Ended
                                               June 30,                 June 30,          Cumulative
                                           1999        1998        1999         1998       Amounts
                                        ----------  ----------  ----------   ----------   ---------
Revenue - Interest                      $     -     $     -     $     -      $     -      $  10,000

Expenses:
General and administrative expenses         27,976      15,324      55,509       35,716     160,092
                                        ----------  ----------  ----------   ----------   ---------
    Loss from operations                   (27,976)    (15,324)    (55,509)     (35,716)   (150,092)

Gain on divestiture of discontinued
 operations, net tax                          -           -           -            -         90,231
                                        ----------  ----------  ----------   ----------   ---------
    Net loss before income taxes           (27,976)    (15,324)    (55,509)     (35,716)    (59,861)

Income tax expense                            -           -           -            -           -
                                        ----------  ----------  ----------   ----------   ---------
    Net loss                            $  (27,976) $  (15,324) $  (55,509)  $  (35,716)  $ (59,861)
                                        ==========  ==========  ==========   ==========   =========

   Loss per share                       $     (.00) $     (.00) $     (.00)        (.00)       (.00)
                                        ==========  ==========  ==========   ==========   =========
Weighted average number of shares
outstanding                             63,553,000  39,321,000  61,404,000   39,321,000   29,395,000
                                        ==========  ==========  ==========   ==========   =========



See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                   (Unaudited)
------------------------------------------------------------------------------



                                          Nine Months Ended
                                                June 30,        Cumulative
                                           1999        1998       Amounts
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                              $  (55,509) $  (35,716) $  (59,861)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Gain on disposal of discontinued
     segment                                  -           -        (90,231)
    Increase in:
     Accounts payable                       31,668         245      42,724
                                        ----------   ---------   ---------
        Net cash used in
        operating activities               (23,841)    (35,471)   (107,368)
                                        ----------   ---------   ---------

Cash flows from investing activities:         -           -           -
                                        ----------   ---------   ---------

Cash flows from financing activities:
  Increase (decrease) in payable to
   related parties                            (722)       -         95,071
  Issuance of common stock                  25,790       35,571     13,750
                                        ----------   ----------  ----------
    Net cash provided by
    financing activities                    25,068       35,571    108,821
                                        ----------   ---------- ----------

    Net increase in cash                     1,227          100      1,453

Cash, beginning of period                      226          540       -
                                        ----------   ---------- ----------
Cash, end of period                     $    1,453   $      640 $    1,453
                                        ==========   ========== ==========



See accompanying notes to financial statements

                                                                 Rexford, Inc.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

------------------------------------------------------------------------------


(1) In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information present for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements included in the Company's annual report to shareholders for the fiscal year ended September 30, 1998.


(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) At the Special meeting on July 20, 1999, the shareholders voted on the Acquisition Proposal to ratify and approve the Agreement and Plan of Reorganization entered into between the Company and Chicago Map Corporation ("CMC") that provides for:

       (A) The implementation of a 1-for-70 reverse split of all of the Company's issued and outstanding shares of common stock;

       (B) the issuance of 10,500,000 shares of the Company's post-reverse split common stock to the CMC shareholders in exchange for all of the CMC common stock;

       (C)  changing the name of the Company to "Lexon Technologies, Inc."; and

       (D)  electing Steven J. Peskaitis, Mike Barnett, Paris Karahalios, James
            L. Rooney, and Thomas W. Rieck, all nominees of CMC, as directors of the Company, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

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

Business of the Company
-----------------------

     The Company's executive offices have been located at 7777 East main Street, Suite 251, Scottsdale, AZ 85251, (602) 945-5343. The Company was incorporated on February 14, 1983, in the state of Utah under the name Chelsea Energy Corporation (hereinafter the "Registrant" or the "Company"). In connection with its formation, a total of 1,047,000 shares of its common stock were issued to the founders of the Company. In March 1985, the Company sold 3,000,000 shares of its common stock in connection with a public offering at a price of $0.01 per share. The public offering was registered with the Utah Securities Division pursuant to Section 61-1-10, Utah Code Annotated, as amended. The offering was exempt from federal registration pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended. The Company was initially formed to provide professional consulting services to local government units.

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

Current Business Activities
----------------------------

     On March 26, 1999, the Company and CMC entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") relating to the acquisition of CMC by the Company through a share exchange. The Acquisition Agreement has been approved by the board of directors and shareholder of CMC and the board of directors of the Company, and was subject to the approval of the Company shareholders. The Company held a special meeting of shareholder on July 20, 1999 for the purpose of ratify the terms of the Acquisition Agreement and electing new directors consisting of the nominees of CMC.

     On July 20, 1999, the Company's shareholders approved the acquisition of all of the issued and outstanding shares of CMC, a privately-held Illinois corporation. In connection with such acquisition transaction, the Company's shareholders and Board of Directors adopted resolutions to effect a 70-for-1 reverse split of the Company's issued and outstanding shares of $.001 par value common stock and Common Stock Purchase Warrants. The Acquisition was closed on July 21, 1999. A total of 10,500,000 post-split shares of the Company's common stock were issued in connection with the acquisition transaction. At the time of the acquisition, the individuals serving as officers and directors of the Company resigned, upon the election and appointment of their successors. As of the date hereof, a total of 11,500,000 shares of the Company's common stock are issued and outstanding. Effective July 21, 1999, the effective date of the 70-for-1 reverse split, a total of 11,500,000 shares of the Company's common stock are issued and outstanding. The Company's name was changed to LEXON Technologies, Inc. in connection with the acquisition.

     The acquisition was structured as a stock-for-stock exchange pursuant to
Section 368(a)(1)(B) of the Internal Revenue Code. The securities issued in the acquisition were issued in a private transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended. In connection with such acquisition, the Company's shareholders elected new directors and voted in favor of a proposal to change the Registrant's name to LEXON Technologies, Inc. The Company intends to engage in the business of developing, manufacturing and marketing a full range of geographic and statistical information applications through Internet, electronic, multimedia, CD-Rom, DVD and other interactive technology formats for business, educators, students and consumers.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Prior to the acquisition of CMC, the business activities of the Company were subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business.

Liquidity and Capital Resources
-------------------------------

     During the reporting period the Company had only limited expenses, it incurred additional legal and accounting costs to remain current on its financial and corporate reporting obligations. Management anticipates that as a result of the acquisition of CMC the Company will incur more cost including legal and accounting fees associated with completing the acquisition of CMC. At June 30, 1999, the Company did not have the assets to meet these financial requirements and certain costs and expenses associated with the Acquisition Proposal were paid by Mark A. Scharmann, a then officer, director and principal shareholder of the Company.

     At June 30, 1999, the Company had current assets of $1,453 and current liabilities of $42,002, for a working capital deficit of $(40,549). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs. Mr. Scharmann has advanced money to the Company from time to time and such advances bear interest at a rate of 10% per annum and have no maturity date. Prior to June 30, 1999, the balance of the outstanding advances were converted into shares of common stock of the Company.

    Prior to the completion of the acquisition of CMC, the former president of the Company was providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation were paid by the Company for the time and effort required by management to run the Company. Following approval of the Acquisition Proposal, the Company's executive offices have been moved to the executive offices of CMC.

Results of Operations
---------------------

     Since discontinuing operations in 1992, the Company has not generated revenue. For the nine month period ended June 30, 1999, the Company has incurred $55,509 in general and administrative expenses. Since inception, the Company has an accumulated deficit of $(254,266).

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

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEXON TECHNOLOGIES, INC.
                                      [Registrant]

Dated: August 13, 1999                By/S/John B. McLean, Vice-President,
                                      Chief Financial Officer, and Director