Form 10-Q
period 1999-09-30
LEXON TECHNOLOGIES INC
filed 1999-11-12
CIK 1065189

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1999

                       Commission File Number 02474


                         LEXON Technologies, Inc.
  -----------------------------------------------------------------------
          (Exact Name of Registrant, as Specified in its Charter)


            Delaware                                  87-0502701
  -----------------------------------------------------------------------
  (State or other Jurisdiction of                   (I.R.S  Employer
   Incorporation or Organization)                Identification Number)


               1401 Brook Drive, Downers Grove, Illinois 60515
  -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)


  Registrant's Telephone Number, Including Area Code:    (630) 916-6196


                               Rexford, Inc.
          7777 East Main Street, Suite 201, Scottsdale, AZ, 85251
  -----------------------------------------------------------------------
  (Former Name, Address, or Fiscal Year, if Changed Since Last Report)

  Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.  Yes  X   No ___

  On November 5, 1999 there were 11,583,000 shares of the Registrant's Common Stock outstanding.

                         LEXON TECHNOLOGIES, INC.

                                   Index


  PART 1.      FINANCIAL INFORMATION:                             Page No.
                                                                  -------
    Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets - September 30,
              1999 and December 31, 1998                             3

             Condensed Consolidated Statements of Income - Three
              and Nine Months Ended September 30, 1999 and 1998      4

             Condensed Consolidated Statements of Cash Flows -
              Three and Nine Months Ended September 30, 1999
              and 1998                                               5

             Notes to Condensed Consolidated Financial Statements    6

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    7

    Item 3.  Quantitative and Qualitative Disclosures About
              Market Risks                                          11


  PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      12

    Item 2.  Changes in the Rights of the Company's Security Holders

    Item 3.  Default by the Company in its Senior Securities

    Item 4.  Submission of Matters to a Vote of Securities Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K


  SIGNATURES                                                        13

                LEXON TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
                                          September 30,  December 31,
                                               1999         1998
                                             ---------------------
                         ASSETS
  Current assets
    Cash                                     $202,048      $71,526
    Accounts receivable, net                   75,962       98,175
    Inventories                                 3,508        8,013
    Prepaid expenses                            3,445          -
                                             ---------------------
            Total current assets              284,963      177,714
                                             ---------------------

  Property and equipment                      313,939      111,762
  Accumulated depreciation                    107,264       79,625
                                             ---------------------
            Property and equipment, net       206,675       32,137
                                             ---------------------
  Other assets
    Computer software costs, net              253,128       54,845
    Unamortized debt issue costs               71,988          -
    Deferred charges                           61,940          -
    Deposit                                    15,000          -
                                             ---------------------
            Other assets, net                 402,056       54,845
                                             ---------------------

                                             $893,694     $264,696
                                             ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities
    Notes payable                          $1,123,000   $      -
    Accounts payable                          129,052        5,740
    Accrued distributions                     209,774          -
    Other accrued liabilities                  19,904        7,731
                                             ---------------------
            Total current liabilities       1,481,730       13,471
                                             ---------------------
  Stockholders' equity (deficit)
    Common stock                               11,583       11,500
    Additional paid-in capital                 26,017          -
    Retained earnings (deficit)              (625,636)     239,725
                                             ---------------------
    Total stockholders' equity (deficit)     (588,036)     251,225
                                             ---------------------
                                             $893,694     $264,696
                                             ========     ========

        See notes to condensed consolidated financial statements.

                      LEXON TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   --------------------  ---------------------
                                     1999       1998         1999       1998
                                   -------------------------------------------
Sales                              $201,175   $197,248     $566,396   $822,947
Cost of sales                        32,732     65,930      153,975    236,024
                                   -------------------------------------------
Gross profit                        168,443    131,318      412,421    586,923
Selling and administrative expense  362,850    200,043      994,152    545,273
                                   -------------------------------------------
Income (loss) from operations      (194,407)   (68,725)    (581,731)    41,650
Other income (expense)
  Interest income                     2,073        -          2,073        -
  Interest expense                  (30,097)       -        (35,154)       -
  Loss on disposition of assets         (15)       -         (3,338)   (13,100)
  Miscellaneous                         -          -          6,372        -
                                   -------------------------------------------
Net income (loss)                 ($222,446)  ($68,725)   ($611,778)   $28,550
                                   ========    =======     ========     ======

Basic and diluted net income
 (loss) per share                    ($0.02)    ($0.01)      ($0.05)     $0.00
                                   ========    =======     ========     ======
Shares used in computing basic
 and diluted net income
 (loss) per share                11,546,130 11,500,000   11,515,546 11,500,000
                                 ========== ==========   ========== ==========

        See notes to condensed consolidated financial statements.

                LEXON TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                 ----------------------
                                                   1999         1998
                                                 ----------------------
  Cash flows from operating activities:
    Net income (loss)                            ($611,778)     $28,550
    Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
      Depreciation                                  28,272       10,188
      Amortization                                  49,712        9,945
      Loss on disposition of assets                  3,338       13,100
      Change in assets decrease:                    23,273       21,080
      Change in liabilities increase (decrease):    94,936       (2,535)
                                                 ----------------------
         Net cash provided by (used in)
          operating activities                    (412,247)      80,328
                                                 ----------------------
  Cash flows from investing activities:
    Proceeds from sale of equipment                    -            425
    Capital expenditures                          (206,148)      (6,314)
    Payment of computer software costs            (242,458)     (38,070)
    Payment of debt issue costs                    (77,525)         -
    Payment of deferred charges                    (61,940)         -
    Payment of deposit                             (15,000)         -
                                                 ----------------------
         Net cash used in investing activities    (603,071)     (43,959)
                                                 ----------------------
  Cash flows from financing activities:
    Proceeds from issuance of notes payable      1,123,000          -
    Proceeds from issuance of common stock          26,600          -
    Cash distibutions paid to stockholders          (3,760)     (55,640)
                                                 ----------------------
         Net cash provided by (used in)
          financing activities                   1,145,840      (55,640)
                                                 ----------------------

  Net increase (decrease) in cash                  130,522      (19,271)
  Cash at beginning of period                       71,526       76,091
                                                 ----------------------
  Cash at end of period                           $202,048      $56,820
                                                 =========     ========
  Supplemental disclosures of cash
   flow information:
    Cash paid for interest                         $15,250
                                                 =========
    Cash paid for income taxes                                     $927
                                                              =========

        See notes to condensed consolidated financial statements.

                      LEXON TECHNOLOGIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


  NOTE 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  These financial statements include the accounts of LEXON Technologies, Inc. and its wholly-owned subsidiary, Chicago Map Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

  The condensed consolidated financial information as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 1998 was derived from audited financial statements at that date.

  Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.


  NOTE 2.    ORGANIZATION AND PRESENTATION

  On July 21, 1999, LEXON Technologies, Inc. (formerly Rexford, Inc.) (Rexford) acquired all of the issued and outstanding common stock of Chicago Map Corporation (Chicago Map) in exchange for 10,500,000 shares of common stock of Rexford. The shares issued in the acquisition resulted in the owners of Chicago Map having operating control of Rexford immediately following the acquisition. Therefore, for financial reporting purposes, Chicago Map is deemed to have acquired Rexford in a reverse acquisition accompanied by a recapitalization. The surviving entity reflects the assets and liabilities of Rexford and Chicago Map at their historical book values and the historical operations of the Company are those of Chicago Map. The issued common stock is that of Rexford. The statements of income (loss) include operations of Chicago Map for the three and nine month periods ended September 30, 1999 and 1998 and operations of Rexford from July 21, 1999 (date of acquisition) through September 30, 1999.

  NOTE 3.    NET INCOME (LOSS) PER SHARE

  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the periods. All of the common share equivalents have an antidilutive effect on net loss per share and, therefore, have not been used in determining the total weighted average number of shares outstanding used in calculating diluted net loss per share.


  NOTE 4.    INVENTORIES

  Inventories consist of finished goods which are priced at the lower of cost, determined by the first-in, first-out method, or market.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

  Some of the information in this Quarterly Report may be forward-looking statements under the federal securities laws. Such statements can be identified by the use of words such as "anticipates," "intends," "seeks," "believes," "estimates," and "expects." These statements discuss expectations for the future, contain projections concerning the results of our operations or our future financial condition or state other forward-looking information. Such statements are subject to a number of risks and uncertainties that have been identified in previous filings with the Securities and Exchange Commission. Our actual results, performance or achievements could differ substantially from the results expressed in, or implied by, those statements. We assume no responsibility for revising forward-looking statements in light of future events or circumstances.


  Results of Operations:

  Net sales increased for the three month period ended September 30, 1999 to $201,175 from $197,248 for the three month period ended September 30, 1998. During the first nine months of fiscal 1999 net sales decreased to $566,396 from $822,947 compared to the same period in the prior year. The primary factor in the general decrease of the year to date sales is the Company's shift from the retail market to the more profitable commercial market and its new focus on the National Atlas project.

  Gross profit increased during the three month period ended September 30, 1999 to $168,443 or 83.7% of net sales, compared to $131,318 or
  66.6% of net sales for the same period in the prior fiscal year. For the nine month period ended September 30, 1999 gross profit decreased from $586,923 or 71.3% of net sales to $412,421 or 72.8% of net sales. The variation in gross profit for the nine months ended September 30, 1999 compared to the same period in the prior year is primarily related to a reduction in revenues in the retail market.

  Selling and administrative expenses increased to $362,850 or 180.4% of net sales for the three month period ended September 30, 1999 compared to $200,043 or 101.4% of sales in the third quarter of fiscal 1998. Selling and administrative expense for the nine month period ended September 30, 1999 increased to $994,152 compared to $545,273 in the same period in the prior fiscal year. The increases are primarily attributable to the additional staffing and other expenses necessary to implement the National Atlas of the United States of America project.

  Interest expense for short-term financing obligations for the three month period ended September 30, 1999 was $30,097 compared to $0 for the same period in the prior year. For the nine month period ended September 30, 1999 interest expense was $35,154 compared to $0 for the same period in fiscal 1998. This increase was attributable to various interim working capital loans.

  As a result of the factors described above, net income decreased to ($222,446) for the three month period ended September 30, 1999 from ($68,725) for the same period in the prior year. Basic earnings per share for the third fiscal quarter of 1999 were ($0.02) compared to ($0.01) for the same period in the prior year. For the first nine months of fiscal 1999 net income was a loss of ($611,778) compared to a profit of $28,550 for the same period in the prior year. Basic earnings per share for the nine month period ended September 30, 1999 were ($0.05) compared to $0.00 for the same period in fiscal 1998.


  Liquidity and Capital Resources:

  For the nine months ended September 30, 1999 the primary source of liquidity was cash provided by short-term notes and income from operations. The net cash used in operations was $412,247 for the nine months ended September 30, 1999 compared to net cash provided by operations of $80,328 for the same period in the prior year.

  Net cash used in investing activities was $603,071, which was mainly due to capital expenditures of $206,148, payment of computer software costs of $242,458 and other costs associated with procuring short and long-term capital. For the same period in the prior year net cash used in investing activities was $43,959.

  Net cash provided by financing activities was $1,145,840 for the nine month period ended September 30, 1999 compared to $55,640 used in the prior year.

  In  April,  the  Company  entered  into  a  Cooperative  Research   and
  Development Agreement with the U. S. Geological Survey agency to produce the next National Atlas of the United States of America. The Company views this product to be a high gross margin business, sold on a subscription basis, with an 80% level of recurring revenue. Although the project is consistent with the company's technological capabilities, the development and distribution of a product of this significance (initially to be sold to all schools and libraries in the United States) will require significant external financing. The Company has engaged the services of a financial advisory firm to assist in
  addressing  its  capital  requirements  and  is  currently   conducting
  discussions with several potential sources.

  Five short-term notes have been executed in favor of affiliated individuals with varying terms and amounts, from March 26, 1999 through July 10, 1999, totaling $373,000 in principal. On August 10, 1999, the Company obtained additional financing through short-term loans totaling $750,000 in principal due December 10, 1999. In all cases, warrants to purchase the Company's common stock at $2.50 per share were granted as part of these loan agreements. It is anticipated that these loans will be either extended for a similar time period or repaid entirely when permanent financing is obtained.

  Year 2000 Compliance:

  Background

  Many currently installed computer systems are not capable of correctly processing 21st century dates. As a result, computer systems, software and other computer controlled processes used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to, or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

  What the Company is Doing

  The Company recognizes the need to take appropriate action so that its operations will not be adversely impacted by Year 2000 computer failures and has established a project team, consisting of dedicated employees, to address Year 2000 risks. The project team is coordinating the identification and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems, operational systems and critical business processes. An appropriate program of assessment, remediation and testing for both products and internal systems is underway, but is not yet complete. The Company is also assessing the potential overall risks of the impending century change on its business partners, results of operations and financial position.

  Status of Company Products

  The Company's  saleable products  do not  rely  on   external  software
  applications. The Company has designed and tested the most current versions of its saleable products and believes that such products are Year 2000 compliant, as they do not use or access date-based files. It should be noted that despite these efforts, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in additional costs to the Company.

  Status of Internal Systems

  The Company is in the process of conducting a company-wide assessment of its internal computer systems and operations infrastructure to identify computer hardware, software and process control systems that are not Year 2000 compliant. Based on this assessment, the Company believes that its principal accounting system is Year 2000 compliant. Tha Company has received statements of verification from its accounting system vendor that the application has been properly tested and found to be compliant. Many systems will be remediated as a consequence of normal and previously planned business improvement and system replacement projects. Other systems, such as personal computers and office productivity software, will be remediated specifically for Year 2000 issues, in many cases through low cost or free upgrades provided by the product vendors. The Company presently believes that its business-critical computer systems that are not presently Year 2000 compliant will be replaced, upgraded or modified prior to 2000.

  Status of the Company's Customers and Partners

  The Company faces risk to the extent that suppliers of products, services and systems important to its business operations, and others, with whom the Company transacts business on a worldwide basis, may not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers to determine the extent to which these parties have addressed their own Year 2000 issues. To date, all inquiries have responded that year 2000 compliance is in process and should be completed prior to 2000.

  The Company also faces risk to the extent that major customers or channel partners do not comply with Year 2000 requirements in their own organizations and suffer business disruption as a result. To the extent Year 2000 issues cause significant delays in or cancellation of purchases of the Company's products or services, the Company's business, results of operations and financial position could be materially adversely affected. The Company has initiated formal communications with its largest customers and channel partners to determine the extent to which the Company is vulnerable to any such third-party's failure to remediate their own Year 2000 issues.

  Costs to Address the Company's Year 2000 Issues

  The Company has not yet completed its estimate of Year 2000 costs at this stage of the project, but expects to complete the estimates as the assessment and remediation planning tasks are completed in the near term. It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $10,000 to $20,000 over calendar year 1999, of which less than $3,000 has been expended to date. To the extent that equipment is deemed obsolete as a result of the Year 2000 issue, the applicable costs and accumulated depreciation will be removed from the accounts and the resulting loss, if any, will be recognized in the income statement. The Year 2000 costs have not been, and are not anticipated to be, material to the Company's financial position or its results of operations. The Company does not have any products being used by customers that are not Year 2000 compliant.

  Risks of the Company's Year 2000 Issues

  The Company expects to complete its Year 2000 project during 1999. Based on currently available information and remediation plans, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenario would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) delays in shipping the Company's saleable products.

  The Company's Contingency Plans

  The Company is in the process of developing a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, as anticipated, in a timely manner.

  These costs are considered minimal and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts may not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

  The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


  Not Applicable

                         LEXON TECHNOLOGIES, INC.

                        PART II - OTHER INFORMATION


                            September 30, 1999



  Item 1.  Legal Proceedings.

   The management of the Company is not aware of any material pending or threatened litigation.

  Item 2.  Changes in the Rights of the Company's Security Holders   None.

  Item 3.  Default by the Company on its Senior Securities.          None.

  Item 4.  Submission of Matters to a Vote of Securities Holders.    None.

  Item 5.  Other Information.                                        None.

  Item 6.  Exhibits and Reports on Form 8-K.

   Forms 8-K were filed during the quarter ended September 30, 1999 on July 21, July 31, and August 10, 1999.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  LEXON TECHNOLOGIES, INC..

  /s/ Steven J. Peskaitis                           November 11, 1999
  _______________________________________           _________________
  Steven J. Peskaitis                               Date
  President and CEO (Principal Executive Officer)


  /s/ John B. McLean                                November 10, 1999
  _______________________________________           _________________
  John B. McLean                                    Date
  Senior Vice President, Chief Financial Officer
  (Principal Financial Officer and Principal
  Accounting Officer)