Form 10-K
period 1999-12-31
LEXON TECHNOLOGIES INC
filed 2000-04-14
CIK 1065189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999     Commission File number 000-24721
-------------------------------------------     --------------------------------

                            LEXON Technologies, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               870502701
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1401 Brook Drive, Downers Grove, Illinois                            60515
-----------------------------------------                           --------
(address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (630) 916-6196
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 5, 2000, the aggregate market value of LEXON's Common Stock held by non-affiliates, based upon the average bid and asked price for such common stock, was approximately $7,086,025.50.

         As of April 5, 2000, there were 13,542,561 shares of Common Stock, par value $.001 per share, outstanding.

         The Index to Exhibits appears on page 49.


                       Documents Incorporated by Reference

         The registrant's definitive 2000 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                            LEXON Technologies, Inc.

                          1999 Form 10-K Annual Report

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
                                 PART I

Item 1.         Business......................................................................................1
Item 2.         Properties....................................................................................9
Item 3.         Legal Proceedings.............................................................................9
Item 4.         Submissions of Matters to a Vote of Security Holders..........................................9



                                 PART II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters....................10
Item 6.         Selected Financial Data......................................................................19
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations........21
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk...................................27
Item 8.         Financial Statements and Supplementary Data..................................................28
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........43



                                PART III

Item 10.        Directors and Executive Officers of the Registrant...........................................43
Item 11.        Executive Compensation.......................................................................43
Item 12.        Security Ownership of Certain Beneficial Owners and  Management..............................43
Item 13.        Certain Relationships and Related Transactions...............................................43



                                 PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports .........................................44


                          -----------------------------

         The following trademarks and service marks appear in this Annual
Report: The National Atlas of the United States of America(TM); The National Atlas of the United States(TM); Precision Mapping(TM) Streets; Precision Mapping(TM) Traveler; Precision Mapping(TM) Quick-Finder; MapOCX(TM) (USA); MapOCX(TM) (Canada); MapOCX(TM) (USA); MapOCX(TM) Pro (USA); MapOCX(TM) (South Africa); Precision Mapping(TM) Quick-Finder; Trailer Life RV Campground Finder(TM).

                                     PART I


ITEM 1. BUSINESS


         GENERAL

         LEXON Technologies, Inc., a Delaware corporation ("LEXON" or the "Company" ), together with its wholly- owned subsidiary, Chicago Map Corporation ("Chicago Map"), is a developer and distributor of mapping and geographic data technologies. LEXON develops mapping software, including high-quality vector map displays, geocoding, data compression, and other related software programs and components. LEXON's mission is to develop advanced, state-of-the-art solutions that aid in the rapid and cost-efficient deployment of Geographic Information System ("GIS") products for businesses and consumers.

         On July 21, 1999, LEXON, formerly known as Rexford, Inc. ("Rexford"), acquired Chicago Map under the terms of an Agreement and Plan of Merger. In this transaction, Rexford issued a sufficient number of its common stock so that the former shareholders of Chicago Map gained control of Rexford. Immediately following its acquisition of Chicago Map, Rexford amended its Articles of Incorporation to change its name to LEXON Technologies, Inc. From 1992 through the date of the Company's acquisition of Chicago Map, the Company had no operations and was principally focused on identifying potential business acquisitions or opportunities in an effort to commence business operations.

         Chicago Map was incorporated in 1990 to focus principally on emerging opportunities in the business of designing, developing, producing, licensing and marketing geographical digital map and related technologies, including Global Positioning System ("GPS") products and navigation systems, Web/Intranet/Internet map displays, digital data integration and referencing, country-wide digital map sets, professional software and mobile asset monitoring/tracking systems.

         On March 12, 1999, Chicago Map, which had previously served as the exclusive developer and licensee of mapping software invented and owned by Trius, Inc., a Massachusetts corporation ("Trius"), acquired Trius's mapping application technologies in an asset purchase transaction. Trius's key assets have been effectively integrated into the operations of LEXON and form a crucial element of LEXON's product offerings.

         BUSINESS

         LEXON creates technologies and software tools which provide development capabilities that support a myriad of customized applications. LEXON's business model and operations have been designed to effectively integrate navigation, mobile-asset tracking/monitoring, mass-market retail and other specialized markets into the GPS. LEXON's operations are also designed to aid in expediting Internet applications using its map generating engines and client-server solutions. These online interactive maps and development tools are designed to help businesses and consumers properly reference geographic data and navigate a course to a specific destination.

         LEXON provides four types of services and products tailored towards each of its fundamental customer bases: (a) programs for management and distribution of data generated by government agencies, (b) professional development tools, (c) consumer products, and (d) products developed solely for use on the Internet. (See "Products and Services.")

         (a) PROGRAMS FOR MANAGEMENT AND DISTRIBUTION OF DATA GENERATED BY GOVERNMENT AGENCIES.

         In April, 1999, LEXON's wholly-owned subsidiary, Chicago Map, entered into a Cooperative Research and Development Agreement, dated as of April 1, 1999 (the "Development Agreement"), with the United States Geological Survey ("USGS'), an agency of the United States Department of Interior, to manage and develop the National Atlas of the United States of America project (the "National Atlas Project"). The National Atlas Project is a collaboration between the USGS and over twenty departments and agencies of the United States federal government to assemble, integrate and manage a vast array of geographic, topological, environmental, social, historic and economic data about the United States of America in an electronic format.

         Under the Development Agreement, LEXON, as the parent of Chicago Map, will serve as the primary developer of the software used to assemble, integrate, and manage such data. In addition, under the Development Agreement, LEXON will work with the USGS in overseeing the following: market research, design, development, production, marketing, support, and maintenance of various projects for the National Atlas Project. Moreover, the Company will work with the USGS in planning, conducting, evaluating and refining customer research, in order to ascertain both the current and future markets of products relating to the National Atlas. LEXON will be the owner of the software and compiled data which LEXON believes it can license to businesses, institutions and individuals.

         In order to execute its duties under the Development Agreement, LEXON has developed and created Project JUPITER, LEXON's research and information portal, to manage and package the data collected by USGS and its government-agency partners in the National Atlas Project. LEXON believes that Project JUPITER will enable businesses and entities uncomplicated access to invaluable information.

         Project JUPITER's success depends upon LEXON's continued execution of its duties under the Development Agreement. In the event that the USGS terminates the Development Agreement, LEXON will not be able to execute a crucial component of its strategy and this will have a materially adverse effect on its financial condition and results of operations.

         (b) PROFESSIONAL DEVELOPMENT TOOLS.

         LEXON offers products and services to businesses that use or require a broad spectrum of mapping images or technology. LEXON develops and distributes software and technology products which enable businesses to create detailed street-level map displays, map rotation, point-to-point routing and mapping, and reverse geocoding. In addition, LEXON offers software products that focus on the geography of particular geographical territories, such as the United States, Canada and South Africa.

         (c) CONSUMER PRODUCTS.

         LEXON's products and services for consumers provide easy-to-use route planning tools which include a comprehensive database of maps for specific geographic locations such as cities, counties and even street segments located in the United States, as well as maps which locate specific types of attractions, such as campgrounds and sports and recreation facilities.

         (d) INTERNET PRODUCTS.

         LEXON also provides tools and systems which enable web designers to immediately integrate detailed mapping images and location applications into their web sites as well as the ability to generate geographic maps in an electronic format.

         COMPANY STRATEGY

         LEXON believes that the Development Agreement with USGS provides LEXON with the opportunity to become the primary repository and manager of credible, public information about the geography, topography, environment, climates, population, and socioeconomics of the United States. Because no one has previously collected this information in a single database or library or compiled it in a manner which allows it to be interpreted in a meaningful, constructive way, such information has previously been underutilized by American businesses and citizens.

LEXON believes that its role as the repository and data manager under the Development Agreement will enable it to become a leader in providing and packaging information to businesses and individuals world-wide.

         The cornerstone of LEXON's business strategy is Project JUPITER, LEXON's information portal created to manage and package the information collected in connection with the Development Agreement. Project JUPITER is being designed to be a robust research and information portal which will deliver and combine the geo-referable, statistical, map, and information databases of the more than twenty government agencies contributing data to the National Atlas Project. LEXON believes that Project JUPITER will be the first Internet portal which will provide access to such a vast array of information in a concise, easy to use, centralized location, and will enable the user/subscriber to generate numerous benefits such as enriching their learning experience and making better informed business decisions.

         It is anticipated that Project JUPITER will possess the technical ability to combine data in pre-packaged themes, previously unavailable in any other product or service, creating intelligent pictures. These intelligent pictures will be generated by a proprietary expert system "on the fly," representing the information the user has selected and delivered in an easy-to-understand picture rendered in real-time. Through Project JUPITER, LEXON intends to repackage the digital information obtained from its participation under the Development Agreement with statistical and mapping information from outside suppliers.

         A crucial component in LEXON's business strategy is to become a primary provider of Internet based education and reference tool to schools, libraries, and businesses. The original National Atlas of the United States was successful as a resource for schools and libraries. LEXON believes that the millennial National Atlas Project, given the advent of electronic and computer learning systems, will have a vital impact on the information available to public learning institutions and also provide students and library patrons with a fun, easy-to-use method for learning and data gathering. LEXON, therefore, intends to focus its marketing and distribution efforts on library and education markets (comprising public libraries, K-12 schools, colleges and universities) as the target for the first phase of the Project JUPITER product launch.

         LEXON believes that the penetration of these library and school markets depends on LEXON's ability to create a solid brand identity for Project JUPITER. To build that brand identity, LEXON must bring Project JUPITER into the classroom as well as the school library which will require LEXON to develop Project JUPITER in conjunction with school curriculums. An important goal of LEXON will be to promote this curriculum directly to educators and take advantage of the potential for web-based educational curriculum, a market that remains significantly untapped at present.

         MARKETS AND COMPETITION FOR LEXON'S PRODUCTS AND SERVICES

         (a) MARKETS AND COMPETITION FOR PROJECT JUPITER

         LEXON believes that the most appropriate market for LEXON's Project JUPITER will be educational and learning facilities, such as schools and libraries. Due to LEXON's relatively short operating history and limitations on its cash resources, LEXON has not emerged as a leader in the online information database industry. The current leaders in the provision of electronic resources to schools and libraries, include, but may not be limited to, the Gale Group, Bell & Howell Information & Learning Systems, and Follett Software. Gale and Bell & Howell Information & Learning, for example, have a combined share of the education/library market of approximately fifty percent.

         As part of its efforts to achieve penetration in the appropriate learning facilities markets for Project JUPITER, LEXON intends to implement a four-pronged marketing approach as part of the launch and marketing of Project JUPITER.

             (1) A nation-wide high-speed public and government relations campaign will be established to promote Project JUPITER. The U.S. Congress and state government bodies (public libraries, state boards of education, state offices and state reps., etc.) will also be targeted for support of the product.

             (2) LEXON will conduct a campaign to establish a solid brand identity associated with Project JUPITER. Creating a brand (and brand extensions) that can expand from the education market into consumer and business-to-business markets is a crucial element of this process. LEXON is in the process of identifying a full-service advertising agency to conduct this prong of its marketing campaign.

             (3) A direct mail/direct marketing campaign aimed at the
                 educational market will commence in the Summer of 2000, and will include print media advertising in library trade publications. Initial mailings will b image-oriented and will be followed by call-to-action pieces, with direct-response mechanism built-in.

             (4) LEXON will continue to conduct ongoing comprehensive market research in support of its strategies. Information from certain data gathering organizations, such as Market Data Retrieval Services, JUPITER Communications, Forrester Research, Media Metrix, Strategy Research & Action, and Waugh & Rich is being continually evaluated.

         (b) MARKETS AND COMPETITION FOR OTHER PRODUCTS AND SERVICES

         In addition to the launch and marketing of Project JUPITER, LEXON intends to continue to develop, market and distribute its smaller-scale products and services to businesses, consumers Internet web designers and other professionals. LEXON's retail products offer, among other things, geographical digital maps and related technologies, GSP products, navigation systems, Web/Intranet/Internet map displays, digital data integration and referencing country- wide digital map sets, as well as professional software and mobile asset monitoring/tracking systems. LEXON believes that by maintaining the high quality associated with its products and services and by delivering such products and services at a competitive price point, LEXON may become a leader in its industry.

         Currently, the Company's technologies are distributed to a wide variety of markets and industries including the following:

      Aerial/Satellite Imagery                                   Motivational Marketing
      Consumer Retail                                            OEM GPS Manufacturers
      Consumer Vehicle Tracking and Recovery                     Oil and Gas Research
      Delivery Systems                                           In-Vehicle Navigation
      Demographic Analysis                                       Pipeline Management
      Direct Mail                                                Portable Navigation Devices
      Emergency Response                                         Public Safety
      Entertainment                                              Presentation Maps
      Fleet Vehicle Tracking                                     Real Estate Property Analysis
      Flood Water Analysis                                       Surveying
      Geo-Science Research                                       Telecommunications
      Hazardous Waste Management                                 Thematic Mapping
      Insurance Planning & Adjustments                           Topographic Determination
      Integrated Phone Information Marine (Inland and            Transportation
      Coastal Waterways)                                         Utility Management
      Marketing Analysis and Research                            Weather Maps
      Mobile Asset Management                                    Web/Internet/Intranet Applications

         The Company offers a variety of geographic electronic software products, which are used in a variety of markets and industries. These products compete with other existing products and software companies. For instance, with respect to LEXON's software mapping program products, there is a wide range of mapping software products similar in features to those of the Company's product line. Major competitors within the retail consumer market include Rand McNally, DeLorme, and Microsoft. In addition, with respect to LEXON's professional tools products, there are a variety of GIS companies which offer comparable services and capabilities. The Company has sought to distinguish itself from competitors by offering easy-to-use tools, extensive customer support, flexible licensing and competitive pricing and by bundling a complete national map data set within its professional products. Competitors within this product line include MapInfo, ESRI and other smaller companies. (See "KNOWN TRENDS AND UNCERTAINTIES - New Products and Technological Change and Competition" in "MANAGEMENT'S DISCUSSION AND ANALYSIS").

         PRODUCTS & SERVICES

         (a) PROJECT JUPITER

         LEXON is currently developing its premier product, Project JUPITER, which will be a robust research and information portal delivering and combining the geo-referable, statistical, map, and information databases of the more than 20 government agencies participating in the National Atlas Project. Project JUPITER is being designed to contain the data gathered from the National Atlas Project into a concise, easy to use, centralized location enabling the user/subscriber to enrich their learning experience and make better informed business decisions. Project JUPITER will rely on the technical ability to combine data from these government agencies in pre-packaged themes, allowing the user to see data in combinations unavailable in any other product or service, creating intelligent pictures. These intelligent pictures will be generated by a proprietary expert system "on the fly," representing the information the user has selected to see in an easy-to-understand picture rendered in real-time. For instance, Project JUPITER will enable users to obtain information in data sets, which data sets will include, among other things, general reference information, hydrological information, environmental information, information obtained by means of the United States Census, information related to health and disease, biological and ecological information, and other categories of information.

         Currently, LEXON, with a combination of manufacturer representative organizations and a direct sales effort, is developing Project JUPITER and plans the Project JUPITER launch to follow the schedule set forth below.

                  Summer, 2000      The first phase of Project JUPITER will
                                    be released on the Internet.

                  Fall, 2000        The second phase of Project JUPITER will
                                    be available for delivery in a subscription model for the education market.

                  Winter, 2001      The third phase of Project JUPITER will be
                                    available for delivery into the education and business markets by means of subscriptions and licensing transactions.

         Under the terms of the Development Agreement, USGS retains the rights to terminate such agreement with thirty days prior written notice. In the event that the USGS terminates the Development Agreement, LEXON may be foreclosed from executing a crucial component of its operating strategy, Project JUPITER, and this would have a materially adverse affect on LEXON's financial position and results of operations.

         (b) OTHER PRODUCTS AND SERVICES

         In addition to Project JUPITER, LEXON offers additional mapping technology products and services for professional development, consumer use and Internet-based applications.

         PROFESSIONAL DEVELOPMENT TOOLS

         LEXON's line of professional development products are designed to allow software programmers to integrate quality map displays into third-party applications. LEXON offers the following professional development products:

         MAPOCX PRO (USA): A development toolkit for adding map displays within any Window's visual development environment, MapOCX Pro's enhanced features such as map rotation, Point-to-Point routing and reverse geocoding are designed to provide tools for advanced programming needs. In addition, this product is designed to enable developers to access the Company's map engine to quickly generate detailed images of the entire United States.

         MAPOCX (CANADA): A software development toolkit for adding map displays to applications, this product is designed to enable developers to easily and quickly integrate high-quality map displays of Canadian provinces, cities and communities within their applications.

         MAPOCX (SOUTH AFRICA): A software development toolkit for adding map displays to applications, this product is designed to enable developers to easily and quickly integrate high-quality map displays of South African cities and communities within their applications.

         INTERNET MAPMANIA SDK (USA): A Web development tool specifically designed to meet the requirements of programmers needing map images on their Web sites. This product, which includes a complete street-level database of the US, is designed to facilitate the addition of the Company's comprehensive map data onto any commercial website.

         CONSUMER RETAIL PRODUCTS

         LEXON's line of consumer retail products provide consumers with tools for travel, mapping and navigation. This line of products include the following:

         PRECISION MAPPING STREETS V. 4.0A: A street-level mapping program of the United States which is designed to provide an easy-to-use environment for finding any location in the U.S. and creating customized maps that are appropriate for a variety of applications.

         PRECISION MAPPING STREETS/TRAVELER 4.0 COMBO: A mapping program which is designed to enable consumers to create customized, detailed routing instructions with its Point-to-Point route-planning feature using the GPS technology.

         PRECISION MAPPING QUICK-FINDER 3.0: A mapping application which is designed to provide at the command of the user, virtually every street segment, county and city in the United States and to allows users to quickly locate specific destinations for ease of reference and adjust the map image with the various zoom levels.

         TRAILER LIFE RV CAMPGROUND FINDER V. 1.0A: An application which is designed to provide a detailed directory of over 15,500 campgrounds, RV parks and RV services across the United States of America. The database is based on the Sam Good Club campground listing.

         DRIVE!: A program designed to meet the sporting needs of the common golfer, this software delivers a detailed directory listing of more than 15,000 golf courses in the United States. Golf courses can be searched by name, location, green fees, yardage, amenities, and number of holes.

         INTERNET MAPPING PRODUCTS

         LEXON offers a line of products distributed exclusively on the Internet. LEXON's Internet product line includes the following:

         MAPMANIA: A mapping application which is designed to enable businesses to guide their customers to key locations or to search specific addresses or cities in the United States via the Internet.

         INTERNET MAPOCX: An internet mapping application which is designed to enable web site programmer to design and integrate map images of the United States, Canada, and other international geographic regions on their own web sites.

         LEXON'S SERVICES

         LEXON also offers services to government agencies, businesses and consumers which provide expertise in mapping data collection and assembly as well as software programming and design to facilitate the creation of unique mapping programs and displays. LEXON's service offerings include the following:

         - customer programming to create, customize, and alter software applications;

         - technical consulting to assist companies in the design and development phase of third-party applications;

         - technical writing to create Help files and drafts of programming specifications; and

         -    active participation in the National Atlas Project.


         RESEARCH AND DEVELOPMENT

         The software industry is characterized by extremely rapid changes in technology, which require continuous expenditure on product research and development to enhance existing products and create new products. LEXON believes that the timely development of new products and ongoing enhancements to existing products is essential to maintain its competitive position in the marketplace. LEXON is committed to an open systems, standards-based product architecture to provide software products that can be integrated into existing mainstream business environments and be adaptable as environments change.

         Most of LEXON's software products are developed internally. Internal development allows LEXON to maintain close technical control over products in terms of enhancements and modifications based on customer needs, and allows LEXON to create a family of products that provides natural migration paths for customers as their business information needs change.

         INTELLECTUAL PROPERTY

         LEXON regards its software and data products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of LEXON's products or reverse engineer or obtain and use information LEXON regards as proprietary. While LEXON's competitive position may be affected by its ability to protect its proprietary information, LEXON believes that the trademark and copyright protections are less significant to LEXON's success than other factors, such as the knowledge, ability and experience of LEXON's personnel and ongoing product development and support.

         EMPLOYEES

         As of December 31, 1999, LEXON had 26 full-time employees. LEXON's employees are not represented by any collective bargaining organization and LEXON has never experienced a work stoppage. LEXON believes that its relations with its employees are good.

         RECENT DEVELOPMENTS

         On February 9, 2000, LEXON and Steven J. Peskaitis, LEXON's then Chairman and Chief Executive Officer, consummated a transaction with Anthony Perino whereby Mr. Perino acquired voting control over the majority of LEXON's issued and outstanding common stock. See "Management's Discussion and Analysis."

         Under the terms of a Stock Purchase Agreement, dated February 9, 2000, by and among LEXON, Mr. Peskaitis and Mr. Perino, Mr. Perino acquired (i) 1,000,000 shares of LEXON common stock from LEXON in exchange for $250,000 and
(ii) 2,000,000 shares of LEXON common stock from Mr. Peskaitis in exchange for $500. Mr. Perino used cash from personal reserves to fund his investment in LEXON. In addition, under a Voting Trust Agreement, Mr. Peskaitis and Stanley Peskaitis appointed Mr. Perino Voting Trustee of 2,774,600 and 1,227,100 shares, respectively, of LEXON common stock. The Voting Trust will terminate no later than August 9, 2001.

         In addition, under the terms of the Stock Purchase Agreement, Mr. Perino will, subject to certain conditions, purchase an additional 2,400,000 shares of LEXON common stock from LEXON and Mr. Peskaitis in exchange for a cash payment of $100,500 on or around March 7, 2000.

         Moreover, Mr. Perino received Warrants to purchase up to an additional 4,100,000 shares of LEXON common stock. The Warrants are exercisable at prices from $0.25 per share to $0.50 per share and expire at certain times between September 1, 2000 and August 9, 2001. If Mr. Perino exercises all of the Warrants, LEXON will receive an additional $1,150,000 in equity capital. Moreover, in connection with the Warrants, LEXON and Mr. Perino entered into a Registration Rights Agreement which provides Mr. Perino with demand and piggy-back registration rights with respect to the shares of LEXON common stock subject to the Warrants.

         In connection with these transactions, under the terms of the Stock Purchase Agreement, Mr. Peskaitis resigned as LEXON's Chief Executive Officer and President, and Mr. Thomas Rieck resigned as a director of the Company. Mr. Perino, Peter Haleas and Jerome Wolowicki were appointed to the Company's Board of Directors and Mr. Perino was elected Chairman and Chief Executive Officer.

         In addition, Under a Post-Closing Agreement, dated February 9, 2000, by and among Mr. Perino, Mr. Peskaitis and Stanley Peskaitis, the Voting Trust Agreement described above will be amended to provide for (i) the deposit of an additional 1,500,000 shares of the LEXON's common stock into the Voting Trust, subject to the prior rights of the holders of certain liens with respect to such shares and (ii) the release of shares from the Voting Trust to the extent such released shares are not necessary for Mr. Perino to maintain voting control over fifty-one percent (51%) of LEXON'S issued and outstanding common stock.

ITEM 2.  PROPERTIES

         LEXON occupies approximately 10,000 square feet of development, production and administrative space in Downers Grove, Illinois. The facility lease runs from May 7, 1999 through May 31, 2004. The current annual lease rate for the first year of this lease is approximately $95,000, which annual rate will increase by approximately $3,000 each year of the lease term. In addition, the lease enables LEXON to use an additional 600 square feet of warehouse space for an additional $250.00 per month.

         In addition, LEXON occupies 2,000 square feet of space in Andover, Massachusetts under an oral sublease with Trius, Inc., pursuant to which LEXON pays $22,459.08 in annual rental payments.

ITEM 3.  LEGAL PROCEEDINGS

         On December 15, 1997, Chicago Map was served with a complaint in case captioned Integrated GPS Technologies, Inc. v. Chicago Map Corporation, Defendant Civil Action No. H-97-4063 in the United States District Court for the Southern District of Texas. The complaint alleged that Chicago Map committed trademark infringement and engaged in false advertising and unfair competition, under both federal and Texas state law related to Chicago Map's Precision Mapping (TM) software and demanded declaratory and injunctive relief as well as unspecified monetary damages.

         At the close of the plaintiff's case, the trial judge granted Chicago Map's motion for a directed verdict and the plaintiff appealed to the Fifth Court of Appeals, which appeal is pending. Chicago Map maintains insurance policies which cover intellectual property infringement actions and Chicago Map believes that any damage awards granted to the plaintiff in Integrated GPS v. Chicago Map should be subject to payment or reimbursement by Chicago Map's insurance policies. If, as a result of determinations adverse to Chicago Map, Chicago Map is ordered to pay Integrated GPS damages from its cash reserves or assets without payment or reimbursement from Chicago Map's insurer or if Chicago Map is ordered to cease distribution of its Precision Mapping software, such determinations could have a materially adverse effect on Chicago Map's financial condition and results of operations.

         On July 24, 1998, Chicago Map filed a complaint against Potthast & Ring in case captioned Chicago Map Corp. v. Potthast & Ring, No. 97 L 12157, alleging certain malpractice claims related to legal services provided to Chicago Map by the defendant. On March 2, 2000, the parties agreed to a settlement, release and dismissal of all claims contained in the original complaint.

         The Company is not a party to any other material litigation.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         MARKET PRICE AND DIVIDENDS OF THE COMPANY'S COMMON STOCK.

         (a) MARKET INFORMATION

         The Company's shares have been registered under Section 12(g) of the Securities and Exchange Act of 1934, however, the Company has not registered the sale of any of its shares under the 1933 Act. All sales and other issuances of the Company's common stock have been made in transactions exempt from the registration requirements, but no sales of shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. As of April 5, 2000 there were 115 holders of record of the Company's common stock. The Company's shares are currently quoted on the OTC Bulletin Board.

         The following table sets forth, for the periods indicated, the high and low reported bid and asked quotations for shares of common stock as reported on the OTC Bulletin Board. The high and low bid and asked quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                            High              Low
                                            ----              ---
Fiscal 1998
First Quarter......................          N/A              N/A
Second Quarter ....................          N/A              N/A
Third Quarter......................          N/A              N/A
Fourth Quarter.....................        $0.10            $0.02

Fiscal 1999
First Quarter......................        $0.10            $0.02
Second Quarter.....................        $0.09            $0.02
Third Quarter......................        $7.00            $0.02
Fourth Quarter.....................        $5.25            $2.00

         The Company's shares were approved for quotation on the OTC Bulletin Board in the fourth quarter of 1998. To the best knowledge of management of the Company, prior to September 30, 1998, there was no established public trading market for the Company's common stock and any trading of the Company's common stock was limited or sporadic.

         Due to the current bid and ask prices of the Company's shares, the shares are likely subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(l) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker- dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

         (b)      HOLDERS

         As of April 5, 2000, the Company had issued and outstanding 13,542,561 shares of common stock held by 115 holders of record

         (c)      DIVIDENDS

         Chicago Map paid dividends in cash each of the fiscal years ended December 31, 1998 and 1997 of, respectively, $62,420 or $6.24 per share, and $60,275 or $6.03 per share. In addition, during the fiscal quarter ended March 31, 1999, Chicago Map declared a dividend of $209,774 or approximately $14.00 per share, which dividend remains unpaid.

         In addition, the Company does not expect, and has no plans, to declare or issue a dividend in the immediate future.

         RECENT SALES OF UNREGISTERED SECURITIES

         On September 30, 1997, the Company issued 23,024,015 shares of its common stock, valued at approximately $0.002 per share, to Mark A. Scharmann, an officer and director of the Company, in exchange for the conversion of $46,048 of notes and accrued interest payable by the Company.

         On June 29, 1998, the Company issued an additional 17,785,406 shares of the Company's common stock, valued at approximately $0.002 per share, to Mr. Scharmann, in exchange for the conversion of approximately $35,571 of notes and accrued interest payable by the Company. The securities issued in the foregoing transactions were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act of 1933, as amended (the 'Securities Act"), set forth in section 3(b) and/or section 4(2) of the Securities Act and the regulations promulgated thereunder.

         On March 26, 1999, the Company issued warrants to purchase 100,000 shares of common stock at $2.50 per share to Mark Scharmann in connection with an Interim Loan Agreement dated as of March 26, 1999, by and between the Company and Mr. Scharmann. Under the March 26, 1999 Interim Loan Agreement, the Company borrowed $100,000 at an annual interest rate of 12% with a term of three months. In connection with the Interim Loan Agreement, Mr. Scharmann took a security interest in the Company's accounts receivable and 250,000 shares, held in escrow of LEXON common stock owned by an officer of LEXON. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on
Section 4(2) of the Act.

         On April 29, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $2.50 per share to Steven J. Peskaitis in connection with an Interim Loan Agreement, dated April 29, 1999, by and between the Company and Mr. Peskaitis. Under the Interim Loan Agreement, the Company borrowed $100,000 at an annual interest rate of 12% with a term of four months. In connection with this Interim Loan Agreement, Mr. Peskaitis took a security interest in assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 10, 1999, the Company issued a warrant to purchase 23,000 shares of common stock at $2.50 per share to Steven J. Peskaitis. This warrant was issued in connection with an Interim Loan Agreement, by and between the Company and the holder of this warrant. Under the Interim Loan Agreement, dated July 10, 1999, the Company borrowed $23,000 at an annual interest rate of 12% with a maturity date of November 10,1999. In connection with the Loan Agreement, Peskaitis took a security interest in assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This sale was exempt from registration in reliance on
Section 4(2) of the Act.

         On July 10, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $2.50 per share to Stanley Peskaitis. Issued in connection with an Interim Loan Agreement by and between the Company and Mr. Peskaitis. Under the Interim Loan Agreement, dated July 10, 1999, the Company borrowed $100,000 at an annual interest rate of 12% with a maturity date of November 10, 1999. In connection with the Loan Agreement, Peskaitis took a security interest in the assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This sale was exempt from registration in reliance on Section 4(2) of the Act.

         On July 10, 1999, the Company issued a warrant to purchase 50,000 shares of common stock at $2.50 per share to John McLean in connection with an Interim Loan Agreement, by and between the Company and Mr. McLean. Under the Interim Loan Agreement, dated July 10, 1999, the Company borrowed $50,000 at an annual interest rate of 12% with a maturity date of November 10, 1999. In connection with the Loan Agreement, McLean took a security interest in the assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This sale was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued 6,774,600 shares of its common stock to Steven J. Peskaitis in connection with the Company's acquisition of all of the issued and outstanding common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 1,227,100 shares of its common stock to Stanley Peskaitis in connection with the Company's acquisition of all of the issued and outstanding common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 442,400 shares of its common stock to Mike Barnett in connection with the Company's acquisition of all of the issued and outstanding common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 730,800 shares of its common stock to David A. Schulz in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 77,000 shares of its common stock to David A. Leonard in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 730,800 shares of its common stock to Paris Karahalios in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 100,100 shares of its common stock to Kenneth Eaken in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 149,800 shares of its common stock to Pamela Peskaitis in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 203,000 shares of its common stock to Douglas Morris in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 22,400 shares of its common stock to Rieck & Crotty in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 10,500 shares of its common stock to John M. Williams in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 10,500 shares of its common stock to Carol A. Kopta in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 10,500 shares of its common stock to Robin A. Hawksely-Wahl in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued 10,500 shares of its common stock to Robert Spychalski in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation and in exchange for his shares of common stock of Chicago Map. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 21, 1999, the Company issued an option to purchase 80,500 shares of common stock at $.50 per share to Steven J. Peskaitis in connection with the Company's acquisition of all of the issued and outstanding

Common stock of Chicago Map Corporation. In connection with the acquisition, the Company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of LEXON common stock. The warrant vested immediately and is exercisable for a period of 10 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 52,500 shares of common stock at $1.25 per share to Stanley Peskaitis in connection with the Company's acquisition of all of the issued and outstanding common stock of Chicago Map Corporation. In connection with the acquisition, the Company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of LEXON common stock. The warrant vested immediately and is exercisable for a period of 10 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 115,500 shares of common stock at $.50 per share to Kenneth Eaken in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation. In connection with the acquisition, the Company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of LEXON common stock. The option vested immediately and is exercisable for a period of 10 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 115,500 shares of common stock at $.50 per share to Paris Karahalios in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation. In connection with the acquisition, the Company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of LEXON common stock. The option vested immediately and is exercisable for a period of 10 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 115,500 shares of common stock at $.50 per share to John McLean in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation. In connection with the acquisition, the Company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of LEXON common stock. The option vested immediately and is exercisable for a period of 10 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 115,5000 shares of common stock at $.50 per share to Mike Barnett in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation. In connection with the acquisition, the Company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of LEXON common stock. The option vested immediately and is exercisable for a period of 10 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 52,500 shares of common stock at $1.25 per share to Dave Schulz in connection with the Company's acquisition of all of the issued and outstanding Common stock of Chicago Map Corporation. In connection with the acquisition, the Company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of LEXON common stock. The option vested immediately and is exercisable for a period of 10 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 376,496 shares of common stock at $2.80 per share to Steven J. Peskaitis in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 75,300 shares of common stock subject to the option until December 31, 1999, 131,773 shares of common stock subject to the option until December 31, 2000, and 169,423 shares of common stock subject to the options until December 31, 2001. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 627,500 shares of common stock at $2.80 per share to Kenneth Eaken in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 125,500 shares of common stock subject to the option until December 31, 1999, 219,625 shares of common stock subject to the option until December 31, 2000, and 282,375 shares of common stock subject to the options until December 31, 2001. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 627,500 shares of common stock at $2.80 per share to Paris Karahalios in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 125,500 shares of common stock subject to the option until December 31, 1999, 219,625 shares of common stock subject to the option until December 31, 2000, and 282,375 shares of common stock subject to the options until December 31, 2001. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 627,500 shares of common stock at $2.80 per share to John McLean in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 125,500 shares of common stock subject to the option until December 31, 1999, 219,625 shares of common stock subject to the option until December 31, 2000, and 282,375 shares of common stock subject to the options until December 31, 2001. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 275,000 shares of common stock at $2.80 per share to Stanley Peskaitis in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 100,000 shares of common stock subject to the option until December 31, 1999, 100,000 shares of common stock subject to the option until December 31, 2000, and 75,000 shares of common stock subject to the options until December 31, 2001. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 285,000 shares of common stock at $2.80 per share to Dave Schulz in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 95,000 shares of common stock subject to the option until December 31, 1999, 95,000 shares of common stock subject to the option until December 31, 2000, and 95,000 shares of common stock subject to the options until December 31, 2001. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 12,500 shares of common stock at $2.80 per share to Dave Leonard in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 12,500 shares of common stock subject to the option until December 31, 1999. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 12,550 shares of common stock at $2.80 per share to Jim Rooney in connection with the optionee's engagement as an advisor to the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 12,550 shares of common stock subject to the option until December 31, 1999. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 21, 1999, the Company issued an option to purchase 12,550 shares of common stock at $2.80 per share to Thomas Rieck in connection with the optionee's engagement as an advisor to the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999. Although the Option is exercisable for a period of 10 years, under the terms of the Stock Option Agreement, the Company retains the right to purchase 12,550 shares of common stock subject to the option until December 31, 1999. In addition, under the Stock Option Agreement, the optionee may not sell or pledge more than 25% of the shares of common stock subject to the Option in any ninety day period. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On July 26, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $2.50 per share to Mark Scharmann in connection with the March 26, 1999 Interim Loan Agreement, between Mr. Scharmann and the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On August 10, 1999, the Company issued a warrant to purchase 25,000 shares of common stock at $2.50 per share to Miller Capital Corporation. This warrant was issued in connection with a Securities Purchase Agreement and a Promissory Note, each dated as of August 10, 1999, by and among the Company and Miller Capital Corporation, Stephen A. McConnell, Jock Patton and Dickerson Wright. Under the Securities Purchase Agreement the Company borrowed $750,000 at an annual interest rate of 18% with a maturity date of December 10, 1999. In connection with the Securities Purchase Agreement and Promissory Note, the lenders took security interests in the Company's assets and shares of stock owned by an officer of the Company, which shares were held in escrow. The warrant vested immediately and is exercisable for a period of 5 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On August 10, 1999, the Company issued a warrant to purchase 12,500 shares of common stock at $2.50 per share to Jock Patton. This warrant was issued in connection with the August 10, 1999 Securities Purchase Agreement and Promissory Note. The warrant vested immediately and is exercisable for a period of 5 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On August 10, 1999, the Company issued a warrant to purchase 25,000 shares of Common stock at $2.50 per share to Dickerson Wright. This warrant was issued in connection with an August 10, 1999 Securities Purchase Agreement and Promissory Note. The warrant vested immediately and is exercisable for a period of 5 years and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On August 10, 1999, the Company issued a warrant to purchase 12,500 shares of Common stock at $2.50 per share to Stephen A. McConnell. This warrant was issued in connection with an August 10, 1999 Securities Purchase Agreement and Promissory Note. The warrant vested immediately and is exercisable for a period of 5 years and includes piggyback registration rights. This sale was exempt from registration in reliance on Section 4(2) of the Act.

         On August 19, 1999, the Company issued 2,500 shares of its common stock to John C. Thompson in exchange for Mr. Thompson's services contributed to the Company, which services were valued at $8,125.00 or $3.25 per share. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On August 19, 1999, the Company issued 5,500 shares of its common stock to Elliott N. Taylor in exchange for services contributed to the Company, which services were valued at $17,875.00 or $3.25 per share. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On August 29, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $2.50 per share to Steven J. Peskaitis. This warrant was issued in connection with the extension by Mr. Peskaitis of the term of a loan under the Interim Loan Agreement, dated April 29, 1999, by and between the Company and Mr. Peskaitis. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On November 10, 1999, the Company issued a warrant to purchase 23,000 shares of common stock at $0.50 per share to Steven J. Peskaitis. This warrant was issued in connection with the extension by Mr. Peskaitis of the term of the July 10, 1999 Interim Loan Agreement between the Company and Mr. Peskaitis. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On November 10, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $0.50 per share to Stan Peskaitis. This warrant was issued in connection with the extension by Mr. Peskaitis of the term of the July 10, 1999 Interim Loan Agreement by and between the Company and Mr. Peskaitis. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On November 10, 1999, the Company issued a warrant to purchase 50,000 shares of common stock at $0.50 per share to John Mclean. This warrant was issued in connection with the extension by Mr. McLean of the term of the July 10, 1999 Interim Loan Agreement by and between the Company and Mr. McLean. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

         On November 26, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $0.50 per share to Mark Scharmann in connection with Mr. Scharmann's extension of the term of the March 26,

1999 Interim Loan Agreement between Mr. Scharmann and the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This sale was exempt from registration in reliance on Section 4(2) of the Act.

         On December 23, 1999, the Company issued 250 shares of its common stock to Vicky R. Morcos in exchange for a cash payment of $750.00 or $3.00 per share. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On December 23, 1999, the Company issued 7,000 shares of its common stock to Charles K. West, an employee of the Company, as compensation for past employment. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On December 23, 1999, the Company issued 1,900 shares of its common stock to ACAP Financial in exchange for services contributed to the Company, which services were valued at $5,000.00 or $2.63 per share. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On December 27, 1999, the Company issued 11,000 shares of its common stock to S&S Public Relations, Inc. in exchange for services contributed to the Company, which services were valued at $12,286.90 or $1.12 per share. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On December 27, 1999, the Company issued 13,300 shares of its common stock to Rieck & Crotty in exchange for services contributed to the Company, which services were valued at $14,995.59 or $1.00 per share. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On December 27, 1999, the Company issued 10,000 shares of its common stock to AMC White Graphics, Inc. in exchange for services contributed to the Company, which services were valued at $9,725.96 or $0.97 per share. This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On December 29, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $0.50 per share to Steven J. Peskaitis. This warrant was issued in connection with the extension by Mr. Peskaitis of the term the April 29, 1999 Interim Loan Agreement, between the Company and Mr. Peskaitis. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data with respect to the Company's statements of operations for each of the years is the three year period ended December 31, 1999 and the balance sheet data as of December 31, 1999, and 1998 are derived from the Company's audited financial statements. The financial data for the Company should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.


                                      Year Ended December 31,
                                -----------------------------------
                                  1999         1998       1997
                                --------    --------    --------
                              (In Thousands, Except Per Share Data)

Statement of Operations Data:

Net Sales                       $    750    $  1,175    $  1,934

Cost of Sales                        309         333         891
                                --------    --------    --------

Gross Margin                         441         842       1,043

Selling general and
 administrative expenses           1,454         765       1,081
                                --------    --------    --------

Operating income (loss)           (1,013)         77         (38)

Interest expense                      82        --          --

Other income (expense)
 including interest income             6         (13)       --
                                --------    --------    --------

Net income (loss)               $ (1,089)   $     64    $    (38)
                                ========    ========    ========

Basic earnings (loss) per
 share                          $  (0.09)   $    .01    $    .00
                                ========    ========    ========

Basic weighted average shares
 outstanding                      11,641      11,500      11,500
                                ========    ========    ========

Diluted earnings (loss) per
 share                          $   (.09)   $    .01    $    .00
                                ========    ========    ========


Diluted weighted average
 shares outstanding               11,641      11,500      11,500
                                ========    ========    ========

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    ---------  -------  -------
                                                      (In Thousands)


Balance Sheet Data:

Working capital                                     $ (1,591)   $164
                                                    ========    ====

Total assets                                        $    704    $265
                                                    ========    ====

Short term debt (including
 current portion of long term
 obligations)                                       $  1,142     --
                                                    ========    ====

Long-term obligations
(excluding current portion)                         $     82     --
                                                    ========    ====

Retained Earnings
 (Accumulated deficit)                              $ (1,103)   $240
                                                    ========    ====

Total stockholders' equity
 (deficit)                                          $ (1,023)   $251

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         LEXON is an Internet-based provider of geo-referenceable content and data and offers specific content solutions to institutional, governmental, corporate and public consumers through advanced software applications.


         RESULTS OF OPERATIONS FOR 1999, 1998 AND 1997

                                  NET REVENUES
                             (Dollars in thousands)

                           1999    Change       1998     Change       1997

Net Revenues               $750    (36%)        $1175    (39%)        $1,934

         In 1999, revenues decreased $425,000 or (36%) to $750,000. This decrease can be directly attributed to the lack of demand for LEXON's consumer and private label based products.

         In 1998, revenues decreased $759,000 or (39%) to $1,175,000. This decrease can be directly attributed to the refocus of LEXON back to a software business and discontinue the sale of GPS hardware products. This action took LEXON back to profitability in 1998.


                                           COST OF REVENUES
                                         (Dollars in thousands)

                                   1999          1998        1997

Cost of Revenues                   $309          $333        $891
Percent of Net Revenues            41%           28%         46%

         Cost of revenues as a percentage of net revenues decreased from 1997 to 1998 as LEXON refocused its business back to a higher margin software business, eliminating its GPS hardware reselling effort.

         The cost of revenues as a percentage of net revenues increased from 1998 to 1999 as softened market demand for LEXON's consumer products resulted in a combination of 1.) The increase in margins required by private label resellers, and 2.) The increase in the costs of materials, due to the lack of volume purchasing.


                                             OPERATING EXPENSES
                                            (Dollars in thousands)

                                    1999           1998         1997

Selling & administrative expense    $1,454         $765         $1,081
Percent of Net Revenues             194%           65%          56%

         Selling and administrative expense decreased from 1997 to 1998 as LEXON's expenses incurred in sales operations (outside sales personnel and commissions) were eliminated.

         The dramatic change from 1998 to 1999 is the direct result of LEXON's efforts to refocus its business toward Project JUPITER. 1.) Addition of personnel, 2.) Direct costs incurred in the reverse merger with Rexford and public reporting, 3.) Legal expenses incurred in the reverse merger with Rexford and public reporting, 4.) Increased rents for new facilities in Downers Grove, IL, 5.) Facilities preparation (build-out, wiring, telephone system, and related expenses) were all heavy contributors to the dramatic increase in spending.

         The operating expenses in 1999 now include an increase in development costs now that the mapping assets of TRIUS are part of LEXON. Previously, TRIUS was paid a 20% royalty on the net revenues of LEXON. In March 1999, the TRIUS employees become employees of LEXON. The employees are now an operating expense and the royalties have been removed from the cost of revenues.

         FINANCIAL CONDITION

         LEXON's cash and short-term investments totaled $20,892 at December 31, 1999, and represented 3% of total assets.

         LEXON has incurred a substantial operating loss in 1999 and used substantial amounts of cash in operating activities. This loss was primarily financed through bridge loan agreements between LEXON and five (5) private investors during 1999. The aggregate total of these loans amounted to $1.123M. In February 2000, a principal payment of $150K was made reducing the loan amounts to $973K. The major lender is still owed $600K and favorable repayment terms have been negotiated. The remaining $323K is being renegotiated for more favorable terms to LEXON.

         To secure additional operating capital to continue operations, on February 9, 2000, LEXON and Steven J. Peskaitis, LEXON's then Chairman and Chief Executive Officer, consummated a transaction with Anthony Perino whereby Mr. Perino acquired voting control over the majority of LEXON's issued and outstanding common stock.

         Under the terms of a Stock Purchase Agreement, dated February 9, 2000, by and among LEXON, Mr. Peskaitis and Mr. Perino, Mr. Perino acquired (i) 1,000,000 shares of LEXON common stock from LEXON in exchange for $250,000 and
(ii) 2,000,000 shares of LEXON common stock from Mr. Peskaitis in exchange for $500. Mr. Perino used cash from personal reserves to fund his investment in LEXON. In addition, under a Voting Trust Agreement, Mr. Peskaitis and Stanley Peskaitis appointed Mr. Perino Voting Trustee of 2,774,600 and 1,227,100 shares, respectively, of LEXON common stock. The Voting Trust will terminate no later than August 9, 2001.

         As of February 9, 2000, LEXON had 12,541,561 shares of common stock issued and outstanding. Prior to the transactions described above, Mr. Peskaitis owned 6,774,600 shares of LEXON common stock, which was fifty- four percent (54%) of LEXON's issued and outstanding common stock. At the close of these transactions, Mr. Perino beneficially owned, directly or indirectly, 7,001,700 shares of LEXON's common stock or fifty-two percent (52%) of LEXON's issued and outstanding common stock.

         In addition, under the terms of the Stock Purchase Agreement, Mr. Perino will, subject to certain conditions, purchase an additional 2,400,000 shares of LEXON common stock from LEXON and Mr. Peskaitis in exchange for cash payment of $100,500 on or around March 7, 2000.

         Moreover, Mr. Perino received Warrants to purchase up to an additional 4,100,000 shares of LEXON common stock. The Warrants are exercisable at prices from $0.25 per share to $0.50 per share and expire at certain times between September 1, 2000 and August 9, 2001. If Mr. Perino exercises all of the Warrants, LEXON will receive an additional $1,150,000 in equity capital. Moreover, in connection with the Warrants, LEXON and Mr. Perino entered into a Registration Rights Agreement, which provides Mr. Perino with demand, and piggyback registration rights with respect to the shares of LEXON common stock subject to the Warrants.

         In connection with these transactions, under the terms of the Stock Purchase Agreement, Mr. Peskaitis resigned as LEXON's Chief Executive Officer and President; Mr. James Rooney and Mr. Thomas Rieck resigned as directors of the Company. Mr. Perino, Peter Haleas and Jerome Wolowicki were appointed to the Company's Board of Directors and Mr. Perino was elected Chairman and Chief Executive Officer. Kenneth J. Eaken was elected President and Chief Operating Officer. Jerome Wolowicki was elected Chief Financial Officer and Treasurer. Steven Peskaitis was elected Secretary.

         During the months of February and March 2000, substantial changes have been made to eliminate unnecessary expenses and refocus the corporation on the primary objective of completing Project JUPITER. The staff of LEXON has been reduced 53% reducing the total number of employees to 12 from the high of 26 in 1999 resulting in savings of over $680K annually. Negotiations are under way to lease the Downers Grove facility to a new tenant; reducing property expenses 75% saving over $70K a year.

         Management believes existing cash and short-term financing together with funds generated from operations should be sufficient to meet LEXON's operating requirements for the next twelve months.


         LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1999 the primary source of liquidity was cash provided by short-term notes and income from operations. The net cash used in operations was $648,289 for the year ended December 31, 1999 compared to net cash provided by operations of $112,290 for the same period in the prior year.

         Net cash used in investing activities was $587,473, which was mainly due to capital expenditures of $100,405, payment of computer software costs of $330,966 and other costs associated with procuring short and long- term capital. For the same period in the prior year net cash used in investing activities was $56,580.

         Net cash provided by financing activities was $1,185,128 for the year ended December 31, 1999 compared to $60,275 used in the prior year.

         In April, the Company entered into a Cooperative Research and Development Agreement with the U.S. Geological Survey agency to produce the next National Atlas of the United States of America. The Company views this product to be a high gross margin business, sold on a subscription basis, with an 80% level of recurring revenue. Although the project is consistent with the company's technological capabilities, the development and distribution of a product of this significance (initially to be sold to all schools and libraries in the United States) will require significant external financing. The Company has engaged the services of a financial advisory firm to assist in addressing its capital requirements and is currently conducting discussions with several potential sources.

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

         YEAR 2000 COMPLIANCE

         (a) BACKGROUND

         Many currently installed computer systems are not capable of correctly processing 21st century dates. As a result, computer systems, software and other computer controlled processes used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to, or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

         (b) WHAT THE COMPANY IS DOING

         LEXON recognizes the need to take appropriate action so that its operations will not be adversely impacted by Year 2000 computer failures and has established a project team, consisting of specifically assigned employees, to address Year 2000 risks. The assessment for internal systems is complete and the remediation and testing is complete.

         (c) STATUS OF COMPANY PRODUCTS

         LEXON's saleable products rely on software applications. LEXON believes that such products are Year 2000 compliant. It should be noted that despite these efforts, there can be no assurances that LEXON's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in additional costs to LEXON.

         (d) STATUS OF INTERNAL SYSTEMS

         LEXON has completed the process of conducting a company-wide assessment of its internal computer systems and operations infrastructure to identify computer hardware, software, and process control systems that are not Year 2000 compliant. Based on this assessment, LEXON believes that its order processing, principal accounting and production systems are Year 2000 compliant.

         Others systems, such as personal computers and office productivity software, have been remediated specifically for Year 2000 issues, in many cases through low cost or free upgrades provided by the product vendors. LEXON believes that the majority of its business-critical computer systems are presently Year 2000 compliant

         FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months and statements as to the Year 2000 assessment. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. In addition to the Other information in this Annual Report on Form 10-K, the following issues and risks, among others, should be considered in evaluating LEXON's outlook and future.

         KNOWN TRENDS AND UNCERTAINTIES

         (a) NEW PRODUCTS AND TECHNOLOGICAL CHANGE

         LEXON believes that the Development Agreement with USGS provides LEXON with an opportunity to become the primary repository and manager of credible, public information about the geography, topography, environment, climates, population, and socioeconomics of the United States that, due to the inability to collect this information in a single database or library or the problems associated with attempting to interpret this data in a meaningful, constructive way, has previously been underutilized. LEXON believes that its role as the repository and data manager under the Development Agreement will enable it to become a leader in providing and packaging information to businesses and individuals world-wide.

         The cornerstone of LEXON's business strategy is Project JUPITER, LEXON's information portal created to manage and package the information collected and integrated in connection with the Development Agreement and the National Atlas Project. Project JUPITER, currently in development, is designed to be a robust research and information portal delivering and combining the geo-referable, statistical, map, and information databases of the more than twenty government agencies contributing data to the National Atlas Project into a concise, easy to use, centralized location enabling the user/subscriber to enrich their learning experience and make better informed business decisions.

         The marketable value of Project JUPITER will rely on the technical ability to combine data from these government agencies in pre-packaged themes, allowing the user to see data in combinations previously unavailable in any other product or service, creating intelligent pictures. These intelligent pictures will be generated by a proprietary expert system "on the fly," representing the information the user has selected and delivered in an easy-to-understand picture rendered in real-time. Through Project JUPITER, LEXON intends to repackage the digital information obtained from its participation under the Development Agreement in combination with statistical and mapping information from outside suppliers. LEXON believes that by seizing opportunities arising from the public's interest in Internet map usage and by establishing a powerful brand identity associated with its Project JUPITER, LEXON can empower a generation of Americans with information about their country, its people and its resources and significantly improve its financial condition and results of operations.

         A crucial component in LEXON's business strategy is to become a primary provider of Internet based education and reference tool to schools, libraries, and businesses. The original National Atlas of the United States was successful as a resource for schools and libraries. LEXON Technologies believes that the millennial National Atlas Project, given the advent of electronic and computer learning systems, will have a vital impact on the information available to public learning institutions and also provide students and library patrons with a fun, easy-to-use method for learning and data gathering. LEXON, therefore, intends to focus its marketing and distribution efforts on library and education markets (comprising public libraries, K-12 schools, colleges and universities) as the target for the first phase of the Project JUPITER product launch.

         The software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. LEXON believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. LEXON's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on LEXON's business and results of operations.

         There can be no assurance that LEXON will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next. In addition, if the USGS terminates the Development Agreement, such a termination would have a materially adverse effect on LEXON's financial condition and results of operations.

         (b) COMPETITION

         LEXON encounters significant competition in the market for an online information and research portal on the Internet. Some of LEXON's competition may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than LEXON. Increased competition may lead to pricing pressures that could adversely affect the LEXON's results of operations and financial condition.

         (c) USE OF THIRD PARTIES

         LEXON relies in part on data supplied by the United States government and strategic partners in the data reprocessing business. Failure by the United States government to provide such data, or changes in the contractual arrangements with such strategic partners could have a material adverse effect on the LEXON's business and results of operations.

         (d) PRICES

         Future prices LEXON will be able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on LEXON's business and results of operations.

         (e) INTELLECTUAL PROPERTY RIGHTS

         LEXON regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of LEXON's products, reverse engineer or obtain and use information LEXON regards as proprietary. Also, the laws of some foreign countries do not protect LEXON's proprietary rights to the same extent as do the laws of the United States. Any misappropriation of LEXON's intellectual property could have a material adverse effect on LEXON's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against LEXON in the future with respect to current or future products. Any such assertion could require LEXON to enter into royalty arrangements or result in costly litigation.

         (f) COST OF REVENUES

         Cost of revenues varies with the mix of technology development and subscription fees, product revenues, as well as with the distribution channel mix. Changes in the revenue mix, as well as the distribution model, may affect cost of revenues as a percentage of net revenues in the future.

         (g) EXPANSION TO INTERNET MARKET

         LEXON has historically marketed its products primarily in the direct and retail market. LEXON has recently expanded its product offerings beyond this market to the development of Project JUPITER in the Internet/intranet markets. Sales to the Internet/intranet markets are directed to different decision-makers within customer organizations and require different selling and marketing programs than are used in the direct and retail market. The failure of these products to achieve market acceptance could have a material adverse effect on the LEXON's business and results of operations.

         (h) VARIABILITY OF QUARTERLY OPERATING RESULTS

         LEXON's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of Project JUPITER, the ability to reduce expenses, and the activities of competitors. Because a high percentage of LEXON's expenses are directly related to the expansion of the business, this can cause significant variations in quarterly operating results. LEXON operates with little or no backlog and has yet to establish long-term contracts. Accordingly, LEXON's ability to accurately forecast future revenues and income for any period is necessarily limited.


         (i) POTENTIAL VOLATILITY OF STOCK PRICE

         There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies. Factors such as announcements of new products by LEXON or its competitors, quarterly fluctuations in LEXON's financial results or other software companies' financial results, shortfalls in LEXON's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software industry and conditions in the financial markets could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of LEXON's Common Stock.

         (j) RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS

         LEXON will primarily market and distribute its products in North America through LEXON's telesales, outside sales force and through manufacturer representatives. LEXON has limited control over representatives that are not employees of LEXON.

         There can be no assurance that LEXON will be able to retain its current representatives, that its representatives will perform to LEXON's expectations, or that LEXON will be able to expand its distribution channels by entering into arrangements with new representatives in LEXON's current markets or in new markets.

         (k) ATTRACTING AND RETAINING KEY EMPLOYEES

         LEXON's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel is intense. There can be no assurance that LEXON will be able to continue to attract or retain such personnel.

         (l) NEED FOR ADDITIONAL CAPITAL

         If the Company's current cash reserves become inadequate, it may need to seek additional funds through bank facilities, or public or private debt or equity offerings. There can be no assurance that the Company will be able to obtain additional capital on favorable terms, or at all, if and when it becomes necessary. The terms on which the Company obtains any necessary capital in the future could have an adverse impact on the rights of holders of LEXON common stock. In addition, if the Company is unable to raise additional capital if and when necessary, it may be unable to successfully complete its business strategy or continue its operations on a going forward basis.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         LEXON does not currently possess a significant or material investment portfolio due to limitations on its cash resources. To the extent that LEXON's cash resources are invested in interest bearing or investment-type accounts, LEXON's investment portfolio is exposed to market risk as it relates to interest rates. Investments are comprised of certificates of deposit, commercial paper, U.S. Treasury securities, asset backed securities, and money market accounts. Only high credit quality issuers are used and exposure to any one issuer is limited by policy. Maturities and average lives are lattered up to a maximum term of three years. These investments are considered available for sale and are recorded on the balance sheet at fair value. LEXON uses forward currency exchange contracts to hedge foreign currency exposures for a certain supplier. The contracts mature on various dates and may have maturities up to one year. Such contracts are executed by a major financial institution whereby risk of credit loss is minimized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                              REPORT ON EXAMINATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
LEXON Technologies, Inc.


               We have audited the accompanying consolidated balance sheets of LEXON Technologies, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEXON Technologies, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.








Hutton, Nelson & McDonald LLP
Oakbrook Terrace, Illinois
February 18, 2000, except for
Note 17 to the consolidated
financial statements as to
which the date is March 6, 2000

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                           December 31,
                                                       -------------------
                                                           1999       1998

Current assets
    Cash                                               $ 20,892   $ 71,526
    Accounts receivable, less allowance for doubtful
       accounts of $2,500 and $25,000                    18,153     98,175
    Inventories                                           1,656      8,013
    Prepaid expenses                                     12,570
                                                       --------   --------

               Total current assets                      53,271    177,714
                                                       --------   --------

Property and equipment
    Leasehold improvements                               29,744      3,971
    Furniture and equipment                             178,452    107,791
    Capital leases                                      105,458
                                                       --------   --------

                                                        313,654    111,762
               Accumulated depreciation                 116,631     79,625
                                                       --------   --------

                                                        197,023     32,137

Deferred charges and other assets
    Computer software costs, net of accumulated
       amortization of $76,875 in 1999 and $16,343
       in 1998                                          325,279     54,845
    Unamortized debt issue costs                         38,442
    Deferred charges                                     72,440
    Deposits                                             17,762
                                                       --------   --------

                                                        453,923     54,845
                                                       --------   --------

                                                       $704,217   $264,696
                                                       ========   ========


                     The accompanying notes are an integral
                       part of these financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                           December 31,
                                                    --------------------------
                                                           1999           1998
                                                    -----------    -----------

Current liabilities
     Current maturities of long-term debt           $    19,286    $
     Notes payable                                    1,123,000
     Accounts payable                                   217,618          5,740
     Accrued liabilities
        Salaries                                         51,600
        Payroll taxes                                     7,731
        Interest                                         23,219
        Distributions                                   209,774
                                                    -----------    -----------

               Total current liabilities              1,644,497         13,471
                                                    -----------    -----------

Long-term debt                                           82,499
                                                    -----------

Stockholders' equity (deficit)
     Common stock, par value $.001 per share;
        authorized 100,000,000 shares; issued and
        outstanding 12,441,561 and 11,500,081
        shares                                           12,442         11,500
     Additional paid-in capital                          68,119
     Retained earnings (deficit)                     (1,103,340)       239,725
                                                    -----------    -----------

                                                     (1,022,779)       251,225
                                                    -----------    -----------

                                                    $   704,217    $   264,696
                                                    ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                           Year Ended December 31,
                                               --------------------------------------------
                                                       1999            1998            1997
                                               ------------    ------------    ------------
Sales                                          $    749,793    $  1,175,295    $  1,934,433
Cost of sales                                       309,159         333,357         890,586
                                               ------------    ------------    ------------

Gross profit                                        440,634         841,938       1,043,847
Selling and administrative expense                1,454,008         765,202       1,081,036
                                               ------------    ------------    ------------

Income (loss) from operations                    (1,013,374)         76,736         (37,189)
   Other income (expense)
   Interest income                                    3,246
   Interest expense                                 (82,427)
   Loss on disposition of assets                     (3,338)        (13,100)
   Miscellaneous                                      6,411
                                               ------------    ------------    ------------

Income (loss) before income taxes                (1,089,482)         63,636         (37,189)
Income taxes                                                                            927
                                               ------------    ------------    ------------

Net income (loss)                              $ (1,089,482)   $     63,636    $    (38,116)
                                               ============    ============    ============

Weighted average common shares outstanding       11,640,886      11,500,081      11,500,081
                                               ============    ============    ============

Basic and diluted earnings (loss) per common
   share                                       $       (.09)   $        .01    $       (.00)
                                               ============    ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                  Common Stock             Additional      Retained          Total
                                             ---------------------------     Paid-In       Earnings      Stockholders'
                                                Shares         Amount        Capital       (Deficit)    Equity (Deficit)
                                             -----------    ------------   ----------    ------------   ---------------
Balance, January 1, 1997                      70,000,000    $    70,000    $             $   347,400    $   417,400
    Effect of one-for-seventy reverse
      stock split                            (68,999,919)       (69,000)                                    (69,000)
    Restatement for reverse acquisition
      of Rexford, Inc. by Chicago Map
      Corporation                             10,500,000         10,500                      (10,500)
    Net loss                                     (38,116)       (38,116)
    Cash distributions                           (62,420)       (62,420)
                                              ----------    -----------    ----------     ----------     ----------

Balance, December 31, 1997                    11,500,081        11,500                       236,364        247,864
    Net income                                                                                63,636         63,636
    Cash distributions                                                                       (60,275)       (60,275)
                                              ----------    -----------    ----------     ----------     ----------

Balance, December 31, 1998                    11,500,081         11,500                      239,725        251,225
    Stockholders' deficit assumed in
      reverse acquisition of Rexford, Inc.
      by Chicago Map Corporation                                                             (40,549)       (40,549)
    Issuance of common stock                     941,480            942        68,119            500         69,561
    Net loss                                                                              (1,089,482)     1,089,482)
    Distributions to stockholders
      Cash                                                                                    (3,760)        (3,760)
      Accrued                                                                               (209,774)      (209,774)
                                              ----------    -----------    -----------   -----------    -----------

Balance, December 31, 1999                    12,441,561    $    12,442    $   68,119    $(1,103,340)   $(1,022,779)
                                              ==========    ===========    ==========    ===========    ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended December 31,
                                                                                ----------------------------------------
                                                                                      1999           1998           1997
                                                                               -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                           $(1,089,482)   $    63,636    $   (38,116)
   Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
      Depreciation                                                                  37,639         13,890         13,222
      Amortization                                                                  87,990         16,343             17
      Loss on disposition of assets                                                  3,338         13,100
      Change in assets (increase) decrease                                          73,809          6,400        (23,738)
      Change in liabilities increase (decrease)                                    238,417         (1,079)       (37,651)
                                                                               -----------    -----------    -----------

               Net cash provided by (used in)
                  operating activities                                            (648,289)       112,290        (86,266)
                                                                               -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                                    425
   Capital expenditures                                                           (100,405)        (7,847)       (17,880)
   Payment of computer software costs                                             (330,966)       (49,158)       (22,030)
   Payment of debt issue costs                                                     (65,900)
   Payment of deferred charges                                                     (72,440)
   Payment of deposits                                                             (17,762)
                                                                               -----------    -----------    -----------

               Net cash used in investing activities                              (587,473)       (56,580)       (39,910)
                                                                               -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                       1,123,000
   Principal payments under capital lease obligations                               (3,673)
   Proceeds from issuance of common stock                                           69,561
   Cash distributions paid to stockholders                                          (3,760)       (60,275)       (62,420)
                                                                               -----------    -----------    -----------

               Net cash provided by (used in) financing
                  activities                                                     1,185,128        (60,275)       (62,420)
                                                                               -----------    -----------    -----------

Net decrease in cash                                                               (50,634)        (4,565)      (188,596)
Cash at beginning of year                                                           71,526         76,091        264,687
                                                                               -----------    -----------    -----------

Cash at end of year                                                            $    20,892    $    71,526    $    76,091
                                                                               ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                  $    62,958    $       927    $     1,728
     Income taxes
   Noncash investing and financing activities:
      Net liabilities assumed in reverse acquisition of
          Rexford, Inc.                                                             40,549
      Capital lease obligations incurred when Company
          entered into leases for new equipment                                    105,458



                     The accompanying notes are an integral
                       part of these financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF ACCOUNTING POLICIES

               Principles of Consolidation - The consolidated financial statements include the accounts of LEXON Technologies, Inc. and its wholly-owned subsidiary, Chicago Map Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

               Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               Inventories - Inventories consists of finished goods which are priced at the lower of cost, determined by the first-in, first-out method, or market.

               Property and Equipment - Property and equipment are recorded at cost. Expenditures for renewals and betterments which extend the life of such assets are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are charged or credited to income.

               Depreciation - Depreciation is charged to income using straight-line and accelerated methods based on the estimated useful lives of the assets.

               Computer Software Costs - Costs related to the purchase and development of computer software are capitalized from the time technological feasibility is established until the software is ready for use. Upon the general release of the software to consumers, capitalized costs are amortized on a straight-line basis over the estimated economic life of the software, generally twenty-four months. Amortization expense charged to income was $60,532 and $16,343 in 1999 and 1998, respectively. No amortization was charged to income in 1997. Unamortized computer software costs determined to be in excess of the net realizable value of the software are expensed immediately.

               Unamortized Debt Issue Costs - Expenses related to the issuance of notes payable are being amortized on a straight-line basis over the term of the notes. Amortization expense charged to income was $27,458 in 1999. No amortization was charged to income in 1998 and 1997.

               Deferred Charges - Deferred charges consist of incremental costs incurred in connection with a proposed offering of securities. The costs will be charged against the proceeds of the offering. If the offering is rescinded, the costs will be expensed immediately.

               Revenue Recognition - The Company records sales and related profits as products are shipped. Revenue from licensing of software is based on sales of copies of software products in accordance with distribution agreements with licensed developers and recognized as licensing fees accrue. Revenue for post-contract customer support, upgrades and enhancements is recognized ratably over the term of the related agreements, which in most cases is one year.

               Income Taxes - Prior to July 21, 1999, Chicago Map Corporation had elected S corporation status for income tax purposes. Under this election, the Company was not liable for federal income taxes, but was liable for certain state income and replacement taxes. Federal taxable income and tax credits flowed through to the stockholders to be reported on their individual income tax returns. Upon acquisition by Rexford, Inc., Chicago Map Corporation terminated its S corporation election.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.    SUMMARY OF ACCOUNTING POLICIES (Continued)

               Earnings (Loss) Per Share - Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the year. All of the common share equivalents of 1,955,418 in 1999 have an antidilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share. There were no common share equivalents in 1998 and 1997.


2.    NATURE OF OPERATIONS

               The Company creates digital map technologies which provide for the design and development of advanced geographic and mapping software applications for institutional, governmental, corporate and public consumers throughout the world.


3.    NAME CHANGE

               Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to LEXON Technologies, Inc.


4.    ORGANIZATION AND PRESENTATION

               On July 21, 1999, LEXON Technologies, Inc. (formerly Rexford, Inc.) (Rexford) acquired all of the issued and outstanding common stock of Chicago Map Corporation (Chicago Map) in exchange for 10,500,000 shares of common stock of Rexford. The shares issued in the acquisition resulted in the owners of Chicago Map having operating control of Rexford immediately following the acquisition. Therefore, for financial reporting purposes, Chicago Map is deemed to have acquired Rexford in a reverse acquisition accompanied by a recapitalization. The surviving entity reflects the assets and liabilities of Rexford and Chicago Map at their historical book values and the historical operations of the Company are those of Chicago Map. The issued common stock is that of Rexford and the retained earnings (deficit) is that of Chicago Map. The statements of income (loss) include operations of Chicago Map for each of the three years ended December 31, 1999 and operations of Rexford from July 21, 1999 (date of acquisition) through December 31, 1999. The consolidated financial statements assume that the acquisition of Rexford by Chicago Map occurred on January 1, 1997.


5.    ACQUISITION

               On March 12, 1999, Chicago Map Corporation acquired certain assets of TRIUS, Inc. for $62,300 in cash and 2,198 shares of common stock of Chicago Map Corporation. The principal business of TRIUS, Inc. is the development of computer software technologies.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.    CASH

               The Company maintains its cash in bank accounts which at times exceed the federally insured limit of $100,000. Management believes there is no significant concentration of credit risk with respect to these accounts.


7.    DEPRECIATION

               Depreciation was charged to income, based on the estimated useful lives of the assets, in the following amounts:


                                                                           Estimated
                                        1999        1998        1997      Life - Years
                                      ---------   ---------   ---------   ------------
      Leasehold improvements           $  1,085   $     260   $     428      5 - 39
      Furniture and equipment            21,489      13,630      12,794      3 -  7
      Capital leases                     15,065                                   7
                                         ------   ---------   ---------

                                        $37,639   $  13,890   $  13,222
                                         ======   =========   =========


8.    NOTES PAYABLE

               Notes payable at December 31, 1999 consist of the following:

               Promissory notes due on August 1, 2000 with interest
                   payable monthly at 18%.   Effective February 1, 2000,
                   the interest rate was adjusted to 12%                                        $   750,000

               Promissory note due on March 26, 2000 with interest
                   payable at maturity at 12%                                                       100,000

               Promissory notes with stockholders and employees due
                   on various dates through April 29, 2000.   Interest at
                   12% is payable at maturity                                                       273,000
                                                                                                 ----------

                                                                                                 $1,123,000
                                                                                                 ==========

               The promissory notes due on August 1, 2000 are secured by all of the assets of the Company, the common stock of Chicago Map Corporation, and the guarantees of Chicago Map Corporation and an officer of the Company. In addition, if the Company does not receive debt or equity financing proceeds in an aggregate amount of $3,600,000 during the period December 30, 1999 to August 1, 2000, the promissory notes will be payable in six equal monthly installments of principal and interest commencing August 1, 2000, as stated in the loan agreements.

               The promissory notes due on March 26, 2000 and through April 29, 2000 are secured by the accounts receivable of Chicago Map Corporation.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.    LONG-TERM DEBT

               Long-term debt at December 31, 1999 consists of the following:

               Obligation under capital lease payable in monthly installments
                  of $1,556, including interest, through September 2003               $  52,836

               Obligation under capital lease payable in monthly installments
                  of $1,205, including interest, through September 2004                  48,949
                                                                                       --------

                                                                                        101,785
               Current maturities                                                        19,286
                                                                                       --------

                                                                                      $  82,499
                                                                                      =========


               Scheduled maturity requirements of long-term debt are as follows:

                           Year ending December 31,
                           ------------------------

                           2000                               $  19,286
                           2001                                  21,837
                           2002                                  25,480
                           2003                                  25,002
                           2004                                  10,180
                                                               --------

                                                               $101,785
                                                               ========


10.   LEASE COMMITMENTS

               The Company leases office facilities under an operating lease expiring on May 31, 2004. Under terms of the lease, the Company is responsible for insurance, utilities, repairs and maintenance, and a prorata share of any increase in real estate taxes. Future minimum lease commitments under all noncancelable leases in effect at December 31, 1999 are as follows:


                                                                    Leases
                                                               -----------------------
               Year ending December 31,                        Operating      Capital
               ------------------------                        ---------     ---------
               2000                                            $  96,664     $  34,343
               2001                                               99,563        33,139
               2002                                              102,549        33,139
               2003                                              105,625        28,469
               2004                                               44,551        10,846
                                                                --------      --------

               Net minimum lease payments                       $448,952       139,936
                                                                 =======

               Less amount representing interest                                38,151
                                                                              --------

               Present value of net minimum lease payments                    $101,785
                                                                               =======

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.   LEASE COMMITMENTS (Continued)

               The present value of minimum future obligations under capital leases is based on interest rates determined to be applicable at the inception of the leases.

               The capital lease obligations are secured by equipment with a carrying value of $90,393 at December 31, 1999.

               Total lease related expenses for the capital leases in 1999 were as follows:

                  Depreciation expense            $15,065
                  Interest expense                  1,584
                                                  -------

                                                  $16,649
                                                  =======

               Rent expense for all operating leases charged to income for the years ended December 31, 1999, 1998 and 1997 approximated $84,000, $46,000 and $59,000, respectively.


11.   REVERSE STOCK SPLIT

               On July 20, 1999, the stockholders of Rexford, Inc. approved a one-for-seventy reverse stock split whereby the issued and outstanding shares of common stock of the Company were reduced from 70,000,000 to 1,000,081. The reverse stock split did not affect the authorized shares of common stock of the Company.


12.   STOCK-BASED COMPENSATION

               Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation expense is measured as the excess of market price over the price the employee must pay to acquire the stock on the grant date.

               During 1999, the Company issued 3,504,096 stock options, all of which were outstanding and exercisable at December 31, 1999. The options were granted at market price and, as a result, no compensation expense has been recognized in 1999. The weighted average exercise price of the options was $2.40 per share in 1999. The weighted average life of the options outstanding at December 31, 1999 was 9.55 years.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.   STOCK-BASED COMPENSATION (Continued)

               Pro forma information regarding net income (loss) and earnings
(loss) per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined in that Statement. The weighted average fair value of stock options granted during 1999 was $.61 per share. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, dividend yield of 0%, expected volatility factor of 10%, and an expected life of 5 years. The Company's pro forma information for 1999 follows:

                                                Pro Forma        As Reported
                                                ---------        -----------

                  Net loss                     $(3,241,927)      $(1,089,482)
                  Loss per common share
                      Basic                          (0.28)            (0.09)
                      Diluted                        (0.28)            (0.09)

               These pro forma amounts may not be representative of the effects of such disclosures in future years.


13.   STOCK PURCHASE WARRANTS

               In connection with the issuance of notes payable during 1999, the Company issued stock purchase warrants to note holders that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock. Stock purchase warrants outstanding at December 31, 1999 consist of the following:

               Warrants convertible at an exercise price of $2.50
                  per share with expiration dates ranging from
                  September 2000 to August 2004                          648,000

               Warrants convertible at an exercise price of $.50
                  per share with expiration dates ranging from
                  May 2001 to June 2001                                  373,000
                                                                       ---------

                                                                       1,021,000
                                                                       =========


14.   EMPLOYEE BENEFIT PLAN

               During 1999, the Company implemented a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all employees meeting eligibility and service requirements. Eligible participants may elect salary deferral contributions up to 15% of compensation, or the maximum amount allowed under the Internal Revenue Code. The plan does not provide for discretionary matching contributions by the Company.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.   INCOME TAXES

               The provision for income taxes of $927 for the year ended December 31, 1997 was due to state income taxes. Since Chicago Map Corporation had elected S corporation status, no provision was made for federal income taxes. Chicago Map Corporation terminated its S corporation election on July 21, 1999 upon its acquisition by Rexford, Inc.

               The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. Measurement of deferred tax assets and liabilities is based upon the provisions of enacted tax laws and the effects of future changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

               Deferred tax assets and liabilities at December 31, 1999 consist of the following:

               Deferred tax assets
                  Allowance for doubtful accounts              $        969
                  Accrued expenses                                    9,692
                  Net operating loss carryforwards                  397,368
                                                                   --------

                  Gross deferred tax assets                         408,029
                  Valuation allowance                              (398,682)
                                                                   --------

                                                                      9,347

               Deferred tax liabilities
                  Depreciation                                        5,782
                  Capital leases                                      2,129
                  Amortization of computer software costs             1,436
                                                                 ----------

                                                                      9,347

                                                                 $      --
                                                                 ==========

               At December 31, 1999, the Company had net operating loss carryforwards for tax purposes of $1,025,764 expiring as follows:


                        Year                               Amount
                        ----                               ------

                        2002                           $    7,342
                        2003                               49,380
                        2004                               34,314
                        2005                                7,609
                        2006                                6,144
                        2008                                4,073
                        2009                                3,497
                        2010                                2,746
                        2011                               42,794
                        2017                               46,350
                        2018                              365,433
                        2019                              456,082
                                                       ----------

                                                       $1,025,764
                                                       ==========

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.   TRANSACTION WITH RELATED PARTY

               During 1999, 1998 and 1997, Chicago Map Corporation leased office facilities on a month-to-month basis from a stockholder at a monthly rental of $3,000. Rent expense charged to income amounted to $12,000 in 1999, $36,000 in 1998 and $36,000 in 1997.


17.   SUBSEQUENT EVENTS

               In February 2000, a new equity investor acquired voting control of the Company's issued and outstanding shares of common stock. Thereafter, a major reorganization of the Company and its board of directors was implemented. A new management team was installed and administrative staff was reduced significantly. Currently, the Company is pursuing the transfer of its lease obligations to a third party and the reissuance of its office lease at a reduced rent. These changes are expected to reduce employment costs significantly and result in other cost savings on an annualized basis. In addition, management is reviewing other financial alternatives available to the Company to increase liquidity, including restructuring its debt and raising additional capital.

               The Company incurred a net loss of $1,089,482 in 1999 and used substantial amounts of working capital in its operations. At December 31, 1999, current liabilities exceeded current assets by $1,591,226 and total liabilities exceeded total assets by $1,022,779. However, management believes that the changes that have been implemented since December 31, 1999 and the initiatives that are being pursued will provide the Company with the opportunity to continue as a going concern.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The section of the Company's 2000 Proxy Statement entitled "Directors and Executive Officers of the Company" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The section of the 2000 Proxy Statement entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section of the 2000 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section of the 2000 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   EXHIBITS


                                                                                        Page              Incorporation
Exhibit                                                                               Number (if         by Reference (if
Number                            Description of Documents                           applicable)           applicable)
------                            ------------------------                           -----------         ----------------
2.1              Agreement and Plan of Reorganization, dated as of July 21, 1999, by                                 +
                 and between Rexford, Inc. and Chicago Map Corporation................
2.2              Securities Purchase Agreement, dated as of August 10, 1999, by and                                 ++
                 among LEXON Technologies, Inc. and Miller Capital Corporation,
                 Stephen A. McConnell, Jock Patton and Dickerson Wright...............
3.1              Articles of Incorporation............................................                               +
3.2              Bylaws...............................................................
4.1              Interim Loan Agreement, dated as of March 26, 1999, by and between
                 Chicago Map Corporation and Mark Scharmann...........................
4.2              Promissory Note, dated as of March 26, 1999, by and between
                 Chicago Map Corporation and Mark A.  Scharmann.......................
4.3              Security Agreement, dated as of March 26, 1999, by and between
                 Mark A.  Scharmann and Chicago Map Corporation.......................
4.4              Interim Loan Agreement, dated as of April 29, 1999, by and between
                 Steven J.  Peskaitis and Chicago Map Corporation...
4.5              Promissory Note, dated as of April 29, 1999, by and between Chicago
                 Map Corporation and Steven  J. Peskaitis.............................
4.6              Promissory Note, dated as of July 10, 1999, by and between Chicago
                 Map Corporation and Steven  J. Peskaitis.............................
4.7              Promissory Note, dated as of July 10, 1999, by and between Chicago
                 Map Corporation and Stanley J. Peskaitis.............................
4.8              Promissory Note, dated as of July 10, 1999, by and between Chicago
                 Map Corporation and John B. McLean...................................
4.9              Form of Stock Option Agreement and Schedule thereto, dated as of
                 July 21, 1999 by and between LEXON Technologies, Inc.  and Steven
                 J. Peskaitis..
4.10             Promissory Note, dated as of August 10, 1999, by LEXON ..............                              ++
                 Technologies, Inc. and Miller Capital Corporation, Stephen A.
                 McConnell, Jock Patton and Dickerson Wright..........................
4.11             Security and Pledge Agreement, dated as of August 10, 1999 by and                                  ++
                 among LEXON Technologies, Inc. and Miller Capital Corporation,
                 Jock Patton, Stephen A. McConnell and Dickerson Wright...............

                                                                                        Page              Incorporation
Exhibit                                                                               Number (if         by Reference (if
Number                            Description of Documents                           applicable)           applicable)
------                            ------------------------                           -----------         ----------------
4.12             Continuing Guaranty, dated as of August 10, 1999, by and among                                     ++
                 Chicago Map Corporation and Steven J. Peskaitis  and Miller Capital
                 Corporation, Jack Patton, Stephen A. McConnell and Dickerson
                 Wright...............................................................
4.13             Stock Pledge and Security Agreement, dated as of August 10, 1999,                                  ++
                 by and among Steven J. Peskaitis and Miller Capital Corporation,
                 Stephen A. McConnell, Jack Patton and Dickerson Wright...............
4.14             Warrants to Purchase Common Stock, dated as of August 10, 1999,                                    ++
                 by LEXON Technologies, Inc...........................................
4.15             Supplemental Agreement to Bridge Loan Transaction, dated as of
                 December 30, 1999, by and among LEXON Technologies, Inc.,
                 Chicago Map Corporation and Steven J. Peskaitis and Miller Capital
                 Corporation, Stephen A. McConnell, Jock Patton and Dickerson
                 Wright...............................................................
10.1             Stock Purchase Agreement dated as of February 9, 2000, by and                                     +++
                 among Anthony Perino and LEXON Technologies, Inc. and Steve J.
                 Peskaitis............................................................
10.2             Industrial Building Lease, dated as of June 1, 1999, by and between
                 Chicago Map Corporation and United States Brass & Copper Co., for
                 office space at 1401 Brook Drive, Downers Grove, IL 60615............
10.3             Cooperative Research and Development Agreement, dated as of
                 March 26, 1999, by and among United States Geological Survey and
                 Chicago Map Corporation..............................................
10.4             Employment Agreement, dated as  of March 12, 1999, by and
                 between Chicago Map Corporation and Paris Karahalios.................
10.5             Employment Agreement, dated as  of March 12, 1999, by and
                 between Chicago Map Corporation and David A.  Schulz.................
10.6             Employment Agreement, dated as of April 19, 1999, by and between
                 Chicago Map Corporation and Kenneth J. Eaken.........................
10.7             Employment Agreement, dated as of February 23, 1999, by  and between Chicago Map Corporation and John B. McLean...................
10.8             Employment Agreement, dated as of May 1, 1999, by and between
                 Chicago Map Corporation and Steven J. Peskaitis......................
11.1             Statement Re: Computation of Per Share Earnings .....................
21               List of LEXON Technologies, Inc.  Subsidiaries ......................
23.1             Consent of Auditor...................................................

                                                                                        Page              Incorporation
Exhibit                                                                               Number (if         by Reference (if
Number                            Description of Documents                           applicable)           applicable)
------                            ------------------------                           -----------         ----------------
24               Power of Attorney (contained in the signature page hereto)..........
27               Financial Data Schedule.............................................


+ Incorporated by reference to LEXON Technologies, Inc.'s Current Report on Form 8-K, dated as of July 21, 1999 and filed with the SEC on August 4, 1999.

++ Incorporated by reference to LEXON Technologies, Inc.'s Current Report on Form 8-K, dated as of August 10, 1999 and filed with the SEC on August 24, 1999.

+++ Incorporated by reference to LEXON Technologies, Inc.'s Current Report on Form 8-K, dated as of February 9, 2000 and filed with the SEC on February 18, 2000.


      (b)      CURRENT REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

      Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LEXON Technologies, Inc.


                                    /s/ Anthony Perino
                                    -------------------------------------------
                                    Anthony Perino, Chairman of the Board and
                                    Chief Executive Officer


                                    /s/ Kenneth J. Eaken
                                    -------------------------------------------
                                    Kenneth J. Eaken, President and Chief
                                    Operating Officer


                                    /s/ Jerome J. Wolowicki
                                    -------------------------------------------
                                    Jerome J. Wolowicki, Director, Chief
                                    Financial Officer and Treasurer


                                    /s/ Steven J. Peskaitis
                                    -------------------------------------------
                                    Steven J. Peskaitis, Director and Senior
                                    Vice President of Business Development and
                                    Secretary


                                    /s/ Paris Karahalios
                                    -------------------------------------------
                                    Paris Karahalios, Director and Senior Vice
                                    President of Product Development


                                    /s/ Peter J. Haleas
                                    -------------------------------------------
                                    Peter J. Haleas, Director


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitute and appoint Anthony Perino and Jerome J. Wolowicki their true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


                                    /s/ Anthony Perino
                                    -------------------------------------------
                                    Anthony Perino, Chairman of the Board and
                                    Chief Executive Officer

                                    /s/ Kenneth J. Eaken
                                    -------------------------------------------
                                    Kenneth J. Eaken, President and Chief
                                    Operating Officer


                                    /s/ Jerome J. Wolowicki
                                    -------------------------------------------
                                    Jerome J. Wolowicki, Director, Chief
                                    Financial Officer and Treasurer


                                    /s/ Steven J. Peskaitis
                                    -------------------------------------------
                                    Steven J. Peskaitis, Director and Senior
                                    Vice President of Business Development and
                                    Secretary


                                    /s/ Paris Karahalios
                                    -------------------------------------------
                                    Paris Karahalios, Director and Senior Vice
                                    President of Product Development


                                    /s/ Peter J. Haleas
                                    -------------------------------------------
                                    Peter J. Haleas, Director

                            LEXON TECHNOLOGIES, INC.

                                  EXHIBIT INDEX



EXHIBIT NO.          DESCRIPTION
-----------          -----------

     3.2             Bylaws

     4.1 Interim Loan Agreement, dated as of March 26, 1999, by and between Chicago Map Corporation and Mark Scharmann

     4.2 Promissory Note, dated as of March 26, 1999, by and between Chicago Map Corporation and Mark A. Scharmann

     4.3 Security Agreement, dated as of March 26, 1999, by and between Mark A. Scharmann and Chicago Map Corporation

     4.4 Interim Loan Agreement, dated as of April 29, 1999, by and between Steven J. Peskaitis and Chicago Map Corporation

     4.5 Promissory Note, dated as of April 29, 1999, by and between Chicago Map Corporation and Steven J. Peskaitis

     4.6 Promissory Note, dated as of July 10, 1999, by and between Chicago Map Corporation and Steven J. Peskaitis

     4.7 Promissory Note, dated as of July 10, 1999, by and between Chicago Map Corporation and Stanley J. Peskaitis

     4.8 Promissory Note, dated as of July 10, 1999, by and between Chicago Map Corporation and John B. McLean.

     4.9 Form of Stock Option Agreement and Schedule thereto, dated as of July 21, 1999 by and between LEXON Technologies, Inc. and Steven J. Peskaitis

    4.15 Supplemental Agreement to Bridge Loan Transaction, dated as of December 30, 1999, by and among LEXON Technologies, Inc., Chicago Map Corporation and Steven J. Peskaitis and Miller Capital Corporation, Stephen A. McConnell, Jock Patton and Dickerson Wright.

    10.2 Industrial Building Lease, dated as of June 1, 1999, by and between Chicago Map Corporation and United States Brass & Copper Co., for office space at 1401 Brook Drive, Downers Grove, IL 60615

    10.3 Cooperative Research and Development Agreement, dated as of March 26, 1999, by and among United States Geological Survey and Chicago Map Corporation.

    10.4 Employment Agreement, dated as of March 12, 1999, by and between Chicago Map Corporation and Paris Karahalios

    10.5 Employment Agreement, dated as of March 12, 1999, by and between Chicago Map Corporation and David A. Schulz

    10.6 Employment Agreement, dated as of April 19, 1999, by and between Chicago Map Corporation and Kenneth J. Eaken.

    10.7 Employment Agreement, dated as of February 23, 1999, by and between Chicago Map Corporation and John B. McLean.

    10.8 Employment Agreement, dated as of May 1, 1999, by and between Chicago Map Corporation and Steven J. Peskaitis

    11.1             Statement Re: Computation of Per Share Earnings

    21               List of LEXON Technologies, Inc. Subsidiaries

    23.1             Consent of Auditor

    24               Power of Attorney (contained in the signature page hereto)

    27               Financial Data Schedule