Form 10-K/A
period 1999-12-31
LEXON TECHNOLOGIES INC
filed 2000-05-02
CIK 1065189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                  FORM 10-K/A

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

                            LEXON Technologies, Inc.

                         1999 Form 10-K/A Annual Report

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
                                PART III

Item 10.        Directors and Executive Officers of the Registrant............................................1
Item 11.        Executive Compensation........................................................................2
Item 12.        Security Ownership of Certain Beneficial Owners and  Management...............................5
Item 13.        Certain Relationships and Related Transactions................................................6


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a description of the background of the directors and executives officers of LEXON:

Name and Address             Director Since          Principal Occupation and Other
----------------             --------------          ------------------------------
Anthony Perino (54)          February, 2000          Mr. Perino founded TOPE Corporation in 1971, leading it to become one of the preeminent real estate development firms in suburban Chicago. With his success in real estate development, Mr. Perino has become a successful investor in a number of private corporations. Mr. Perino attended Lewis University.

Jerome J. Wolowicki (49)     February 2000           Mr. Wolowicki, a CPA, will continue to maintain his private consulting and certified public accounting practice, Wolowicki and Associates that he founded in 1983. He has provided general business and financial consulting services to hundreds of companies in a wide variety of industries including technology clients. He is a personal financial specialist and certified valuation analyst.
                                                     He holds a BS degree in Accounting from St. Norbert College.

Steven J. Peskaitis (25)     July 21, 1999           Mr. Peskaitis was elected Senior Vice President of Business Development in
                                                     February, 2000. An entrepreneur since age 15, Mr. Peskaitis is the co-founder of Chicago Map Corporation, which was incorporated in 1992 and became a wholly owned subsidiary of LEXON in July, 1999. Mr. Peskaitis is a visionary with an extensive history in the development and design of mapping software. His well established presence within the GIS industry provided Chicago Map Corporation the opportunity for the National Atlas Project.

Paris Karahalios (44)        July 21, 1999           Mr. Karahalios is a co-founder of TRIUS, Inc. and has served as the president and C.E.O. since its inception in August 1990. TRIUS, Inc., located in North
                                                     Andover, Massachusetts, is a developer of mapping technology. CMC acquired the assets of TRIUS, Inc. in March 1999. Mr. Karahalios received a M.S. in Nuclear
                                                     Engineering/Fusion and a B.S. in Nuclear Engineering from the University of
                                                     Lowell, Lowell, Massachusetts, in 1977 and 1981, respectively, and has been published in various software and scientific magazines.

Peter J. Haleas (41)         February, 2000          Mr. Haleas is presently the Chairman of the Bridgeview Bank Group in Chicago.

Thomas W. Rieck (54)         July 1999 to            Mr. Rieck since 1980 has been the president of the law firm Rieck and Crotty,
                             February 2000           P.C., Chicago, Illinois, legal counsel to CMC. Since 1992, Mr. Rieck has served as a board member of Sigmatron International, Inc. (NASDAQ: SGMA), Elk Grove
                                                     Village, Illinois, an electronics contract assembly manufacturer. Since 1987,
                                                     Mr. Rieck has served as a board member for Circuit Systems, Inc. (NASDAQ:
                                                     CSYI), Elk Grove Village, Illinois, a manufacturer of printed circuit boards.
                                                     Mr. Rieck is a member of both the Chicago and American Bar Associations.

James L Rooney (62)          July 1999 to            Mr. Rooney served as president and C.E.O. of Holopak Technologies from 1997 to
                             February 2000           1999. Prior to that, he served as president of Release International, a division of Rexam, PLC, and president of H.P. Smith Paper Co., a division of the James River Corporation ( now Fort James Corporation) in Chicago, Illinois.
                                                     He has also been a member of the American Forest Product Institute's Executive
                                                     Committee and a Village Trustee of Hickory Hills, Illinois. Currently, Mr.
                                                     Rooney serves as a Board Member of Fortifiber Corporation of Incline, Nevada,
                                                     and of Foilmark Corporation in Newburyport, Massachusetts.

Mike Barnett (41)            July 1999 to            Mr. Barnett has served as the director of corporate licensing for CMC since
                             October 1999            1996 and in 1999 was appointed Senior Vice President of Sales and Marketing.
                                                     From 1994 through 1996, Mr. Barnett was the director of sales and marketing for
                                                     American Technologies, Fond du Lac, Wisconsin, a manufacturer of software for satellite communications and vehicle monitoring products for the over-the-road trucking market. Mr. Barnett received a B.S. in management from Oregon State
                                                     University, Corvallis, Oregon.

ITEM 11. EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth information concerning compensation paid or accrued for services rendered to LEXON in all capacities for the years ended December 31, 1997, 1998 and 1999 to the Chief Executive Officer and each of the four other most highly compensated executive officers of LEXON. These executive officers are collectively referred to as the Named Executive Officers.


                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                           ANNUAL COMPENSATION                      AWARDS
                                                           -------------------                   ------------
                                                                             Other Annual   Securities Underlying       All Other
                                                                 Bonus ($)   Compensation         Options (#)         Compensation
   Name and Principal Position (1)       Year     Salary ($)        (1)          ($)                  (2)                  ($)
   ---------------------------           ----     ----------     ---------    -----------    --------------------     ------------
      Steven J. Peskaitis                1999       76,800*          0              0               456,996               0
        Chairman, Chief Executive        1998       35,000           0              0                  0                  0
        Officer and President            1997       23,000           0              0                  0                  0

      Paris Karahalios                   1999       95,000**         0              0               743,000               0
        Vice-President                   1998          0             0              0                  0                  0
                                         1997          0             0              0                  0                  0

(1) Only Messrs. Peskaitis and Karahalios earned cash and bonus compensation during 1999 in excess of $100,000.
 *   Includes $15,600 of deferred compensation.
**   Includes $ 5,000 of deferred compensation.


         The following table sets forth information with respect to options granted to the Named Executive Officers during 1999

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS
                                                          -----------------
                                  NUMBER OF     PERCENT OF TOTAL
                                 SECURITIES         OPTIONS
                                 UNDERLYING        GRANTED TO
                                   OPTIONS        EMPLOYEES IN         EXERCISE PRICE                             GRANT DATE
     NAME                          GRANTED            1999                 ($/SH)         EXPIRATION DATE          VALUE (1)
     ----                          -------            ----                 ------         ---------------          ---------
Steven J. Peskaitis                80,500*              2.3%                 .50               7/21/09                $49,105
                                  376,496**            10.8%                2.80               7/21/09            $229,662.56
Paris Karahalios                  115,500*              3.3%                 .50               7/21/09             $70,455.00
                                  627,500**            18.0%                2.80               7/21/09               $382,775

(1)  Calculated based on the Black-Scholes model.



                             YEAR-END OPTION VALUES

                                                                              NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                             UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                                                               OPTIONS AT YEAR-END          YEAR-END 1999 ($)
                              SHARES ACQUIRED                                   1999 EXERCISABLE/               EXERCISABLE/
        NAME                    ON EXERCISE        VALUE REALIZED ($)             UNEXERCISABLE                UNEXERCISABLE
        ----                    -----------        ------------------             -------------                -------------
Steven J. Peskaitis                  0                      0                        456,996                      140,875
Paris Karahalios                     0                      0                        743,000                      202,125

* Issued in connection with the acquisition, the company assumed Chicago Map's obligations under all outstanding warrants and options. As such, the Company exchanged an option to purchase one share of Chicago Map common stock for an option to purchase 700 shares of Lexon common stock.

** Issued in connection with the optionee's employment with the Company pursuant to the terms of a Stock Option Agreement, dated as of July 21, 1999.


         INFORMATION CONCERNING BOARD AND COMMITTEE MEETINGS

         Five meetings of Lexon's Board of Directors were held during the fiscal year ended December 31, 1999. In addition, Lexon's Board of Directors acted by unanimous written consent on one occasion during the fiscal year. No incumbent director failed to attend at least 75% of the total number of meetings of the Board or any committees of the Board of which he was a member, held during the fiscal year.

         LEXON has not adopted a policy for compensation of its directors. As such, directors received no compensation for their services as directors other than reimbursement for reasonable out of pocket costs related to attendance at board meetings.

         REPORTING OF SECURITIES TRANSACTIONS

         Ownership of and transactions in LEXON's stock by executive officers and directors of LEXON and owners of 10% or more of LEXON's outstanding common stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 and all reports for the fiscal year ended December 31, 1999 were filed in a timely manner.

         REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Board makes base salary, bonus, stock option and other compensation plan decisions with respect to LEXON's senior executive officers.

         Summary

         The primary objective of LEXON's executive compensation program is to help LEXON attract and retain talented executives while at the same time promoting the interests of LEXON's stockholders through pay programs that reward the achievement of business results. To obtain this objective, the Company has adopted a compensation program which places a substantial portion of each officers potential compensation at risk and dependant on LEXON's performance. Following is a brief description of each of the components of LEXON's executive compensation program.

         Base Salary

         Base salary is intended to provide a fixed level of compensation reflecting the scope and nature of basic job responsibilities. The Board grants salary increases or imposes decreases, if appropriate, after a review of individual performance and an assessment of the relative competitiveness of the current salary.

         Annual Bonus

         Annual bonus awards recognize an executive's contribution to each year's annual business results as measured against a specified performance objective which relates to such individual's job performance. The performance objective is set by LEXON annually and the actual bonus is calculated as a percentage of the executive's base salary, which percentage varies depending on the extent to which the performance objective is achieved.

         Stock Options

         Stock options are considered an important component of LEXON's incentive compensation. Stock options provide the right to purchase, at fair market value on the date of grant, a fixed number of shares of LEXON's common stock during the term of the option, which is typically ten years from the date of grant. Options are also sometimes subject to vesting provisions which require the recipients continued employment in order for the recipient to be entitled to the full benefit of the option.

         Determination of Compensation Levels

         Individual compensation has been established to maintain equitable internal relationships taking into account the responsibilities, experience, seniority and work performance of the individual executive, the overall performance of LEXON and the unit or area of responsibility of the executive and the strategic objectives and budget considerations of LEXON. The relative weight given to each of these factors varies from individual to individual and from year to year.

         Salary levels, bonus criteria and performance objectives for LEXON's executive officers are evaluated each year to take into account factors discussed above and other additional factors believed appropriate at the time. Executive compensation structures and levels for each year's targeted overall Company and individual performance goals are determined following regular structured annual reviews of each executive officer conducted by the Chairman. Target performance levels take into account historic patterns of LEXON's performance and strategic objectives.

         In addition, all executive officers, including the Chairman, are eligible to participate in broad based benefits generally available to all employees of LEXON, including the Company's 401(k) and medical, dental, disability and life insurance.

         Summary of Employment Agreements for the Named Executive Officers:

         STEVEN J. PESKAITIS EMPLOYMENT AGREEMENT.

         The Company's employment agreement with Mr. Peskaitis provided that the Company would employ Mr. Peskaitis as its President and Chief Executive Officer for a term of five years, at an annual salary of $124,800 subject to an increase of 3% on each of the anniversaries of the employment agreement. In addition, Mr. Peskaitis's employment agreement obligates Mr. Peskaitis to refrain from directly or indirectly, for a period of one (1) year from the date of termination, owning (excluding the holding of securities of any corporation whose securities are publicly traded if such securities owned by Peskaitis do not exceed one percent (1%) in value of all of the issued and outstanding securities of such corporation) managing, operating, joining, controlling or participating in the ownership, management, operation or control of; or be connected as a partner, consultant or otherwise, with any profit or non-profit business or organization which directly competes with the Company or any of its subsidiaries.

         If Mr. Peskaitis's employment is terminated due to the mutual agreement of the parties or the bankruptcy, receivership, dissolution or cessation of the Company, Mr. Peskaitis would be entitled to receive one half of his then current salary. If Mr. Peskaitis 's employment is terminated at the discretion of the Company, Mr. Peskaitis would be entitled to receive his salary for the remainder of the term of the employment agreement.

         PARIS KARAHALIOS'S EMPLOYMENT AGREEMENT

                  The Company's employment agreement with Mr. Karahalios provided that the Company would employ Mr. Karahalios as its Senior Vice President for a term of five years, at an annual salary of $120,000 subject to an increase of 3% on each of the anniversaries of the employment agreement. In addition, Mr. Karahalios's employment agreement obligates Mr. Karahalios to refrain from directly or indirectly, for a period of one (1) year from the date of termination, owning (excluding the holding of securities of any corporation whose securities are publicly traded if such securities owned by Karahalios do not exceed one percent (1%) in value of all of the issued and outstanding securities of such corporation) managing, operating, joining, controlling or participating in the ownership, management, operation or control of; or be connected as a partner, consultant or otherwise, with any profit or non-profit business or organization which directly competes with the Company or any of its subsidiaries.

         If Mr. Karahalios's employment is terminated due to the mutual agreement of the parties or the bankruptcy, receivership, dissolution or cessation of the Company, Mr. Karahalios would be entitled to receive one half of his then current salary. If Mr. Karahalios 's employment is terminated at the discretion of the Company, Mr. Karahalios would be entitled to receive his salary for the remainder of the term of the employment agreement.

                               PERFORMANCE GRAPH

         The Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or under the Exchange Act, except to the extent LEXON specifically incorporates this information by reference, and shall not otherwise be deemed filed under these Acts.

         Shown below is a line graph comparing the percentage change for the period beginning August 2, 1999, the beginning of the month proceeding the Company's acquisition of Chicago Map, and ending December 31, 1999 in the cumulative total shareholder return on LEXON's common stock with the cumulative total return of the NASDAQ Composite Stock Index and MAPQUEST, Inc.

         Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.


                                                                NASDAQ COMPOSITE
                   LEXON TECHNOLOGIES, INC.    MAPQUEST, INC.      STOCK INDEX
                   ------------------------    --------------      -----------

August 2, 1999             1(6.375)                1(14.5)         1(2,623.63)

August 31, 1999              1.16                    1.2               .96

September 30, 1999          1.275                   1.22               .96

October 29, 1999             1.42                    .94               .88

November 30, 1999            2.55                    .58               .77

December 31, 1999            2.84                    .64               .65

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the Company's common stock as of April 5, 2000, for (a) each officer of LEXON, (b) each director and nominee for director of LEXON, (c) each stockholder known by LEXON to own beneficially 5% or more of the outstanding shares of common stock of LEXON and (d) all officers, directors and nominees for director of LEXON as a group.

                                                         NUMBER OF SHARES             PERCENT OF
                          NAME                        BENEFICIALLY OWNED (1)      OUTSTANDING SHARES
                          ----                        ----------------------      ------------------
OFFICERS:
Steven J. Peskaitis (2) .............................      2,902,996                       13%
Paris Karahalios (3) ................................      1,473,800                      6.6%
Anthony Perino (4) ..................................     11,101,700                       50%
Jerome J. Wolowicki (5) .............................           --                          *
John B. McLean (6) ..................................        844,000                      3.8%

DIRECTORS:

Thomas Rieck (7) ....................................         48,280                        *
Peter J. Haleas (8) .................................           --                          *
James Rooney (9) ....................................         12,550                        *
Mike Barnett (10) ...................................        557,900                      2.5%


5% STOCKHOLDERS:

Miller Capital Corporation, Stephen McConnell,
Jock Patton, Dickerson Wright (11) ..................        964,999                      4.3%

All Officers, Directors and nominees for
Director as a group (10 persons) ....................                                      80%




-----------------

* Less than 1% of the issued and outstanding shares of the common stock of LEXON.

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage of beneficial ownership is based on 22,167,657 shares of common stock outstanding as of April 5, 2000, including shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants. Table does not include the Company's directors and officers who held such positions prior to the Company's acquisition of Chicago Map Corporation and adoption of the name LEXON Technologies, Inc.

(2) Includes 456,996 shares subject to options exercisable within 60 days and 446,000 shares subject to warrants exercisable within 60 days. Does not include 2,774,600 shares deposited into the Perino Voting Trust, Anthony Perino, Voting Trustee. Mr. Peskaitis' address is 1401 Brook Drive, Downers Grove, Illinois 60515.

(3) Includes 743,000 shares subject to options exercisable within 60 days. Mr. Karahalios' address is 231 Sutton Street, Suite 2-D, North Andover, Massachusetts 01845.

(4) Includes 4,100,000 shares subject to warrants exercisable within 60 days and 4,001,700 shares held by Mr. Perino as Trustee of the Perino Voting Trust, of which shares, 2,774,600 shares were deposited by Steven J. Peskaitis and 1,227,100 shares were deposited by Stanley Peskaitis. With respect to the shares held by Mr. Perino as Voting Trustee, Mr. Perino retains voting power over the shares until August 9, 2001 and Messrs. Peskaitis and Peskaitis retain all economic interests related to such shares. Mr. Perino's address is 720 Plainfield Road, Suite 200, Willowbrook, Illinois 60521.

(5)  Mr. Wolowicki's address is 1401 Brook Drive, Downers Grove, Illinois 60515.

(6) Includes 743,000 shares subject to options exercisable within 60 days and 100,000 shares subject to warrants exercisable within 60 days. Mr. McLean's address is 200 Fox Hunt Trail, Barrington, Illinois 60010.

(7) Includes 22,400 shares subject to options exercisable within 60 days held of record by Rieck & Crotty, of which Mr. Rieck is a partner, 13,330 shares held of record by Rieck & Crotty, and 22,400 shares held of record by Rieck & Crotty PC Profit Sharing Plan. Mr. Rieck's address is 55 West Monroe, Suite 3390, Chicago, Illinois 60603.

(8)  Mr. Haleas' address is 1970 North Halsted, Chicago, Illinois 60614.

(9) Includes 12,550 shares subject to options exercisable withing 60 days. Mr. Rooney's address is 1272 Camelot Lane, Lemont, Illinois 60439.

(10) Includes 115,500 shares subject to options exercisable within 60 days. Mr. Barnett's address is 324 Lintz, Lemont, Illinois 60439.

(11) Includes 539,999 shares held by Miller Capital Corporation, 112,501 shares held of record by Stephen McConnell, 12,500 shares held of record by Jock Patton, 224,999 shares held of record by Dickerson Wright, 25,000 shares subject to warrants held of record by Miller Capital Corporation exercisable within 60 days, 12,500 shares subject to warrants held of record by Stephen McConnell exercisable within 60 days, 12,500 shares subject to warrants held of record by Jock Patton exercisable within 60 days, and 25,000 shares subject to warrants held of record by Dickerson Wright exercisable within 60 days. Although this group does not hold 5% of LEXON's shares of common stock on a fully diluted basis, it holds 7% of LEXON's issued and outstanding shares of stock on an undiluted basis. This group's address is 4909 East McDowell Road, Phoenix, AZ 85008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 12, 1999, Chicago Map, which had previously served as the exclusive developer and licensee of mapping software invented and owned by Trius, Inc., a Massachusetts corporation ("Trius"), acquired Trius's mapping application technologies in an asset purchase transaction. Paris Karahalios, a director and officer of the Company, was a director, officer and shareholder of Trius.

         On March 26, 1999, the Company issued warrants to purchase 100,000 shares of common stock at $2.50 per share to Mark Scharmann, a former officer and director of the Company, in connection with an Interim Loan Agreement dated as of March 26, 1999, by and between the Company and Mr. Scharmann. Under the March 26, 1999 Interim Loan Agreement, the Company borrowed $100,000 at an annual interest rate of 12% with a term of three months. In connection with the Interim Loan Agreement, Mr. Scharmann took a security interest in the Company's accounts receivable and 250,000 shares, held in escrow of LEXON common stock owned by an officer of LEXON. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights.

         On April 29, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $2.50 per share to Steven J. Peskaitis, an officer and director of the Company, in connection with an Interim Loan Agreement, dated April 29, 1999, by and between the Company and Mr. Peskaitis. Under the Interim Loan Agreement, the Company borrowed $100,000 at an annual interest rate of 12% with a term of four months. In connection with this Interim Loan Agreement, Mr. Peskaitis took a security interest in assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights.

         On July 10, 1999, the Company issued a warrant to purchase 23,000 shares of common stock at $2.50 per share to Steven J. Peskaitis, an officer and director of the Company. This warrant was issued in connection with an Interim Loan Agreement, by and between the Company and the holder of this warrant. Under the Interim Loan Agreement, dated July 10, 1999, the Company borrowed $23,000 at an annual interest rate of 12% with a maturity date of November 10,1999. In connection with the Loan Agreement, Peskaitis took a security interest in assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights.

         On July 10, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $2.50 per share to Stanley Peskaitis, a former officer of the Company, in connection with an Interim Loan Agreement by and between the Company and Mr. Peskaitis. Under the Interim Loan Agreement, dated July 10, 1999, the Company borrowed $100,000 at an annual interest rate of 12% with a maturity date of November 10, 1999. In connection with the Loan Agreement, Peskaitis took a security interest in the assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights.

         On July 10, 1999, the Company issued a warrant to purchase 50,000 shares of common stock at $2.50 per share to John McLean, a former director and officer of the Company, in connection with an Interim Loan Agreement, by and between the Company and Mr. McLean. Under the Interim Loan Agreement, dated July 10, 1999, the Company borrowed $50,000 at an annual interest rate of 12% with a maturity date of November 10, 1999. In connection with the Loan Agreement, McLean took a security interest in the assets of the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights.

         On July 26, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $2.50 per share to Mark Scharmann, a former director and officer of the Company, in connection with the March 26, 1999 Interim Loan Agreement, between Mr. Scharmann and the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

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

         On November 10, 1999, the Company issued a warrant to purchase 50,000 shares of common stock at $0.50 per share to John Mclean, a former officer of the Company. This warrant was issued in connection with the extension by Mr. McLean of the term of the July 10, 1999 Interim Loan Agreement by and between the Company and Mr. McLean. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights.

         On November 26, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $0.50 per share to Mark Scharmann, a former officer and director of the Corporation, in connection with Mr. Scharmann's extension of the term of the March 26, 1999 Interim Loan Agreement between Mr. Scharmann and the Company. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights.

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

         Thomas Rieck, a former director of the Company, is a partner in the law firm of Reick & Crotty, which provided legal services to the Company during 1999.

         During 1999, the Company leased office facilities on a month-to-month basis from a stockholder at a monthly rental of $3,000 for an aggregate amount of $12,000.

         On February 9, 2000, the Company engaged Wolowicki & Associates, L.L.C, of which Jerome J. Wolowicki, a director and officer of the Company, is a principal, to provide it with consulting services.

         On February 9, 2000, Anthony J. Perino, a director and officer of the Company, acquired 1,000,000 shares of LEXON common stock from LEXON in exchange for $250,000. In addition, in connection with this transaction, Mr. Perino received Warrants to purchase up to an additional 4,100,000 shares of LEXON common stock. The Warrants are exercisable at prices from $0.25 per share to $0.50 per share and expire at certain times between September 1, 2000 and August 9, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant's officers and directors, pursuant to a duly executed power of attorney, and the registrant have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                   LEXON Technologies, Inc.


Dated May 1, 2000                   /s/ Anthony Perino
                                    -------------------------------------------
                                    Anthony Perino, Chairman of the Board and
                                    Chief Executive Officer


Dated May 1, 2000                   /s/ Jerome J. Wolowicki
                                    -------------------------------------------
                                    Jerome J. Wolowicki, Director, Chief
                                    Financial Officer and Treasurer