Form 10-Q
period 2000-03-31
LEXON TECHNOLOGIES INC
filed 2000-05-22
CIK 1065189

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                          COMMISSION FILE NUMBER 02474


                            LEXON TECHNOLOGIES, INC.
                            ------------------------
             (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

                                   87-0502701
                                   ----------
                      (IRS EMPLOYER IDENTIFICATION NUMBER)

                                    DELAWARE
                                    --------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)


                 1401 BROOK DRIVE, DOWNERS GROVE, ILLINOIS 60515
                 -----------------------------------------------
                    (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)


                                  (630)916-6196
                                  -------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

On May 15, 2000, there were 13,842,561 shares of LEXON Technologies, Inc.'s common stock outstanding.

                            LEXON Technologies, Inc.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION.................................................................Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2000 (Unaudited) and December 31, 1999.........................................3

                  Consolidated Statements of Income (Loss)
                  Three Months Ended March 31, 2000 and 1999 (Unaudited) ..................................5

                  Consolidated  Statements of Changes in
                  Stockholders' Equity (Deficit) (Unaudited)...............................................6

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999 (Unaudited) ..................................7

                  Notes to Consolidated Financial statements (Unaudited)...................................8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations. ..............................................................15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ..............................16

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings .......................................................................17

Item 2.           Changes in Securities ...................................................................17

Item 3.           Default by the Company on its Senior Securities..........................................17

Item 4.           Submission of Matters to a Vote of Securities Holdings...................................18

Item 5.           Other Information .......................................................................18

Item 6.           Exhibits and Reports on Form 8-K ........................................................18

                           FORWARD LOOKING STATEMENTS:


         Except for the historical information contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including (without limitation), under Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, under Part I, Quantitative and Qualitative Disclosures About Market Risk and under Part II, Legal Proceedings, contain forward-looking statements, as that term is defined in the Private Securities Reform Act of 1995 about Lexon. Further, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, about Lexon. Although Lexon believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words anticipates, believes, expects, intends, plans and similar expressions as they relate to Lexon or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties and speak only as of the date of this Report on Form 10-Q. Important facts that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of Lexon, include: ability to raise additional capital; delays or difficulties in introducing new products; the success of Lexon's research and development; the timing of and value received in connection with asset or corporate acquisitions; obtaining required approvals, if any, of debt holders or stockholders; the impact of general economic conditions in the U.S. and in other countries in which Lexon currently does business; industry conditions, including competition, product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements or approvals; and interest rates. The actual results, performance or achievement by Lexon could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of Lexon.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


            ASSETS                          (Unaudited) March 31,
                                                    2000            December 31, 1999
                                            --------------------    -----------------
Current assets
  Cash                                              $ 62,855           $ 20,892
  Accounts receivable, less allowance for
    doubtful accounts of $2,500                       28,658             18,153
  Other receivable                                    78,258                  0
  Inventories                                          1,656              1,656
  Prepaid expenses                                     1,820             12,570
                                                    --------           --------

    Total current assets                             173,247             53,271
                                                    --------           --------

Property and equipment
  Leasehold improvements                              35,115             29,744
  Furniture and equipment                            178,452            178,452
  Capital leases                                     105,458            105,458
                                                    --------           --------

                                                     319,025            313,654

  Accumulated depreciation                           129,903            116,631
                                                    --------           --------

                                                     189,122            197,023
                                                    --------           --------

Other assets
    Computer software costs, net of
      accumulated amortization of $93,732
      in 2000 and $76,875 in 1999                    379,256            325,279
    Unamortized debt issue costs                      21,967             38,442
    Deferred charges                                       0             72,440
    Deposits                                          17,762             17,762
                                                    --------           --------

                                                     418,985            453,923
                                                    --------           --------

                                                    $781,354           $704,217
                                                    ========           ========


                 See notes to consolidated financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     (Unaudited) March 31,
                                                                 2000              December 31, 1999
                                                          --------------------     -----------------
Current liabilities
  Current maturities of long-term capital
   lease obligations                                            $    19,286            $    19,286
  Notes payable                                                     973,000              1,123,000
  Stockholder advances                                               75,000                      0
  Accounts payable                                                  255,180                217,618
  Accrued liabilities:
    Salaries                                                         94,500                 51,600
    Interest                                                         34,409                 23,219
    Other                                                            73,844                      0
    Distributions                                                   209,774                209,774
                                                                -----------            -----------

    Total current liabilities                                     1,734,993              1,644,497
                                                                -----------            -----------

Capital lease obligations, net of
 current maturities                                                  77,496                 82,499
                                                                -----------            -----------

    Total liabilities                                             1,812,489              1,726,996
                                                                -----------            -----------

Stockholders' equity (deficit)
  Common stock, par value $0.001 per
   share; authorized 100,000,000 shares;
   issued and outstanding 13,842,561 and
   12,441,561 shares                                                 13,843                 12,442
  Additional paid-in capital                                        417,218                 68,119
  Retained earnings (deficit)                                    (1,462,196)            (1,103,340)
                                                                -----------            -----------

                                                                 (1,031,135)            (1,022,779)
                                                                -----------            -----------

                                                                $   781,354            $   704,217
                                                                ===========            ===========


                 See notes to consolidated financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                           For The Three Months Ended
                                   (Unaudited)



                                               March 31, 2000     March 31, 1999
                                               --------------     --------------

Net sales                                       $    161,468       $    186,780

Cost of sales                                         24,800             95,492
                                                ------------       ------------

  Gross profit                                       136,668             91,288

Selling, general and administrative expenses         605,119            208,631
                                                ------------       ------------

  Loss from operations                              (468,451)          (117,343)
                                                ------------       ------------

Other income (expense)
  Interest income                                        299                  0
  Interest expense                                   (40,704)                 0
  Other income                                       150,000                  0
                                                ------------       ------------

  Other income, net                                  109,595                  0
                                                ------------       ------------

  Loss before income tax benefit                    (358,856)          (117,343)

Income tax benefit                                         0             39,571
                                                ------------       ------------

    Net loss                                    $   (358,856)      $    (77,772)
                                                ============      =============

Weighted average common shares outstanding        13,122,005         11,500,081
                                                ============      =============

Basic and diluted loss per common share         $       (.03)      $       (.01)
                                                ============      =============

                 See notes to consolidated financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                                                            Total
                                             Common Stock            Additional         Retained        Stockholders'
                                       ------------------------       Paid-In           Earnings            Equity
                                        Shares          Amount        Capital          (Deficit)          (Deficit)
                                       -----------    ---------     -----------      ------------     ---------------
Balance, December 31, 1998             11,500,081     $  11,500      $               $   239,725        $    251,225
  Stockholders' deficit
   assumed in reverse
   acquisition of Rexford,
   Inc. by Chicago Map
   Corporation                                                                           (40,549)            (40,549)
  Issuance of common stock                941,480           942           68,119             500              69,561
  Net Loss                                                                            (1,089,482)         (1,089,482)
  Distributions to
   stockholders
   Cash                                                                                   (3,760)             (3,760)
   Accrued                                                                              (209,774)           (209,774
                                       -----------    ---------      -----------     -----------        ------------

Balance, December 31, 1999             12,441,561        12,442           68,119      (1,103,340)         (1,022,779)
  Issuance of common stock              1,401,000         1,401          349,099              --             350,500
  Net Loss                                                                              (358,856)           (358,856)
                                       -----------    ---------      -----------     -----------        ------------

Balance, March 31, 2000                13,842,561     $  13,843      $   417,218     $(1,462,196)       $ (1,031,135)
                                       ==========     =========      ===========     ===========        ============

                 See notes to consolidated financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For The Three Months Ended
                                   (Unaudited)



                                                                                  March 31, 2000           March 31, 1999
                                                                                 ----------------          --------------
Cash flows from operating activities:
  Net loss                                                                         $(358,856)                  $ (77,772)
                                                                                  ----------                  ----------
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation                                                                      13,272                       1,504
    Amortization                                                                      33,332                       6,817
    Write off of deferred charges                                                     72,440                           0
    Change in assets (increase) decrease                                             (78,013)                     (6,809)
    Change in liabilities increase (decrease)                                        157,496                      43,122
                                                                                  ----------                  ----------

    Total adjustments                                                                198,527                      44,634
                                                                                  ----------                  ----------

      Net cash used in operating
       activities                                                                   (160,329)                    (33,138)
                                                                                  ----------                  ----------
Cash flows from investing activities:
  Capital expenditures                                                                (5,371)                    (16,900)
  Payment of computer software costs                                                 (62,835)                          0
  Acquisition of intangible assets                                                         0                     (50,220)
  Payment of deposits                                                                      0                      (5,000)
                                                                                  ----------                  ----------

      Net cash used in investing activities                                          (68,206)                    (72,120)
                                                                                  ----------                  ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                 0                     100,000
  Proceeds from stockholder advances                                                  75,000                           0
  Principal payments of notes payable                                               (150,000)                          0
  Principal payments under capital lease
   obligations                                                                        (5,002)                          0
  Proceeds from issuance of common stock                                             350,500                         500
  Cash distributions paid to stockholders                                                  0                      (2,675)
                                                                                  ----------                  ----------
      Net cash provided by financing
       activities                                                                    270,498                      97,825
                                                                                  ----------                  ----------

Net increase (decrease) in cash                                                       41,963                      (7,433)

Cash at beginning of period                                                           20,892                      71,526
                                                                                  ----------                  ----------

Cash at end of period                                                             $   62,855                  $   64,093
                                                                                  ==========                  ==========

Supplemental disclosure of cash flow information: Cash paid during the year for:
  Interest                                                                         $  23,312                   $       0
  Income taxes                                                                             0                           0



                 See notes to consolidated financial statements.

                            LEXON TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Computer Software Costs - Costs related to the purchase and development of computer software are capitalized from the time technological feasibility is established until the software is ready for use. Upon the general release of the software to consumers, capitalized costs are amortized on a straight-line basis over the estimated economic life of the software, generally twenty-four months. Amortization expense charged to income was $16,857 and $6,817 for the three months ended March 31, 2000 and 1999, respectively. Unamortized computer software costs determined to be in excess of the net realizable value of the software are expensed immediately.

         Unamortized Debt Issue Costs - Expenses related to the issuance of notes payable are being amortized on a straight-line basis over the term of the notes. Amortization expense charged to income was $16,475 for the three months ended March 31, 2000. No amortization was charged to income in 1999.

         Deferred Charges - Deferred charges consisted of incremental costs incurred in connection with a proposed offering of securities. The offering was rescinded during the three months ended March 31, 2000, and these costs totaling $72,440, were expensed.

         Revenue Recognition - The Company records sales and related profits as products are shipped. Revenue from licensing of software is based on sales of copies of software products in accordance with distribution agreements with licensed developers and recognized as licensing fees accrue. Revenue for post- contract customer support, upgrades and enhancements is recognized ratably over the term of the related agreements, which in most cases is one year.

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

         Earnings (Loss) Per Share - Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the year. All of the common share equivalents of 6,912,452 as of March 31, 2000 have an antidilutive effect on earnings
     (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share. There were no common share equivalents in the three month period ended March 31, 1999.

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

3.       NAME CHANGE

         Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to LEXON Technologies, Inc.

4.       ORGANIZATION AND PRESENTATION

         On July 21, 1999, LEXON Technologies, Inc. (formerly Rexford, Inc.) (Rexford) acquired all of the issued and outstanding common stock of Chicago Map Corporation (Chicago Map) in exchange for 10,500,000 shares of common stock of Rexford. The shares issued in the acquisition resulted in the owners of Chicago Map having operating control of Rexford immediately following the acquisition. Therefore, for financial reporting purposes, Chicago Map is deemed to have acquired Rexford in a reverse acquisition accompanied by a recapitalization. The surviving entity reflects the assets and liabilities of Rexford and Chicago Map at their historical book values and the historical operations of the Company are those of Chicago Map. The issued common stock is that of Rexford and the retained earnings (deficit) is that of Chicago Map. The statements of income (loss) include operations of Chicago Map for the three months ended March 31, 2000 and 1999 and operations of Rexford for periods after July 21, 1999 (date of acquisition).

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

7.       DEPRECIATION

         Depreciation was charged to income, based on the estimated useful lives of the assets, in the following amounts:


                                      Three Months
                                     Ended March 31,
                                 ------------------------------------------
                                                                 Estimated
                                   2000          1999          Life - Years
                                  -------     -------         -------------
Leasehold improvements            $   482     $    32              5 - 39
Furniture and equipment             6,333       1,472              3 - 7
Capital leases                      6,457          --                7
                                 --------     -------
                                  $13,272    $  1,504
                                 ========    ========

8.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                          March 31, 2000    December 31, 1999
                                                                                          -----------------------------------
         Promissory notes due on August 1, 2000 with interest payable monthly at 18%.
         Effective February 1, 2000, the interest rate was adjusted to 12%                  $600,000            $750,000

         Promissory note due on June 26, 2000 with interest payable at maturity at 12%       100,000             100,000

         Promissory notes with stockholders and employees due on various dates through
          April 29, 2000.  Interest at 12% is payable at maturity                            273,000             273,000
                                                                                            ----------------------------

                                              Total                                         $973,000          $1,123,000
                                                                                            ============================

         The promissory notes due on August 1, 2000 are secured by all of the assets of the Company, the common stock of Chicago Map Corporation, and the guarantees of Chicago Map Corporation and an officer of the Company. In addition, if the Company does not receive debt or equity financing proceeds in an aggregate amount of $3,6000,000 during the period of December 30, 1999 to August 1, 2000, the promissory notes will be payable in six equal monthly installments of principal and interest commencing August 1, 2000, as stated in the loan agreements.

         The promissory notes due on March 26, 2000 and through April 29, 2000 are secured by the accounts receivable of Chicago Map Corporation.

9.       LEASE COMMITMENTS

         The Company leases office facilities under an operating lease expiring on May 31, 2004. Under terms of the lease, the Company is responsible for insurance, utilities, repairs and maintenance, and a prorata share of any increase in real estate taxes. Future minimum lease commitments under all noncancelable leases in effect at March 31, 2000 are as follows:


                                                           Leasing
                                                 ----------------------------
        Year ending December 31,                 Operating            Capital
        ------------------------                 ----------          --------
        2000 (nine months)                         $ 87,061          $ 24,854
        2001                                        121,040            33,139
        2002                                        122,949            33,139
        2003                                        112,788            28,465
        2004                                         47,587            10,830
                                                  ---------          --------

        Net minimum lease payments                $ 491,425           130,427
                                                  =========

        Less amount representing interest                              33,645
                                                                     --------

        Present value of net minimum lease payments                    96,782

        Current portion                                                19,286
                                                                    ---------

        Long term portion                                            $ 77,496
                                                                     ========


         The present value of minimum future obligations under capital leases is based on interest rates determined to be applicable at the inception of the leases.

         The capital lease obligations are secured by equipment with a carrying value of $83,936 at March 31, 2000.

         Total lease related expenses for the capital leases for the three months ended March 31, 2000 were as follows:

                  Depreciation                          $ 6,457
                  Interest expense                        4,487
                                                        -------
                                                        $10,944
                                                        =======

                            LEXON TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Rent expense for all operating leases charged to income for the three months ended March 31, 2000 and 1999 approximated $35,635 and $11,807, respectively.

10.      REVERSE STOCK SPLIT

         On July 20, 1999, the stockholders of Rexford, Inc. approved a one-for-seventy reverse stock split whereby the issued and outstanding shares of common stock of the Company were reduced from 70,000,000 to 1,000,081. The reverse stock split did not affect the authorized shares of common stock of the Company.

11.      STOCK-BASED COMPENSATION

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

         During July of 1999, the Company issued 3,504,096 stock options, of which 3,503,096 were outstanding and exercisable at March 31, 2000. The options were granted at market price and, as a result, no compensation expense has been recognized in 1999. The weighted average exercise price of the options was $2.40 per share in 1999. The weighted average life of the options outstanding at March 31, 2000 was 9.30 years.

         Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined in that Statement. The weighted average fair value of stock options granted during 1999 was $.61 per share. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, dividend yield of 0%, expected volatility factor of 10%, and an expected life of 5 years. The Company's pro forma information for the three months ended March 31, 2000 follows:

                                               Pro Forma       As Reported
                                               ---------       -----------
                    Net loss                    $(358,856)      $(358,856)
                    Loss per common share
                         Basic                      (0.03)          (0.03)
                         Diluted                    (0.03)          (0.03)

         These pro forma amounts may not be representative of the effects of such disclosures in future years.


 12.      STOCK PURCHASE WARRANTS

         In connection with the issuance of common stock and notes payable during 2000 and 1999, the Company issued stock purchase warrants that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock. Stock purchase warrants outstanding at March 31, 2000 consist of the following:

             Warrants convertible at an exercise price of $2.50 per share with
             expiration dates ranging from September 2000 to August 2004             648,000

             Warrants convertible at an exercise price of $.25 per share with
             expiration dates ranging from September 2000 to February 2001         3,600,000

             Warrants convertible at an exercise price of $.50 per  share with
             expiration dates ranging from February 2001 to August 2001            1,023,000
                                                                                   ---------
                                                                                   5,271,000
                                                                                   =========

13.      EMPLOYEE BENEFIT PLAN

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

  14.     INCOME TAXES

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


         Deferred tax assets and liabilities at March 31, 2000 consist of the following:


                      Deferred tax assets
                       Allowance for doubtful accounts       $       968
                       Net operating loss carryforwards          534,061
                                                             -----------

                       Gross deferred tax assets                 535,029
                       Valuation allowance                      (531,290)
                                                             -----------

                                                                   3,739
                                                             -----------

                      Deferred tax liabilities
                       Depreciation                               (3,739)
                                                             -----------

                                                                  (3,739)
                                                             -----------
                                                             $      --
                                                             ===========


         At March 31, 2000, the Company had net operating loss carryforwards for tax purposes of $1,378,620 expiring as follows:

                        Year                 Amount
                        ----                 ------

                        2002             $    7,342
                        2003                 49,380
                        2004                 34,314
                        2005                  7,609
                        2006                  6,144
                        2008                  4,073
                        2009                  3,497
                        2010                  2,746
                        2011                 42,794
                        2017                 46,350
                        2018                365,433
                        2019                456,082
                        2020                352,856
                                         ----------
                                         $1,378,620
                                         ==========


15.       TRANSACTION WITH RELATED PARTY

         During 1999 Chicago Map Corporation leased office facilities on a month-to-month basis from a stockholder at a monthly rental of $3,000. Rent expense charged to income amounted to $9,000 for the three months ended March 31, 1999.

16.      SUBSEQUENT EVENTS

         In February 2000, a new equity investor acquired voting control of the Company's issued and outstanding shares of common stock. Thereafter, a major reorganization of the Company and its board of directors was implemented. A new management team was installed and administrative staff was reduced significantly. Currently, the Company is pursuing the transfer of its lease at a reduced rent. These changes are expected to reduce employment costs significantly and result in other cost savings on an annualized basis. In addition, management is reviewing other financial alternatives available to the Company to increase liquidity, including restructuring its debt and raising additional capital.

         The Company incurred a net loss of $358,856 in the three months ended March 31, 2000 and used substantial amounts of working capital in its operations. At March 31, 2000, current liabilities exceeded current assets by $1,561,746 and total liabilities exceeded total assets by $1,031,135. However, management believes that the changes that have been implemented since December 31, 1999 and the initiatives that are being pursued will provide the Company with the opportunity to continue as a going concern.

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


Results of Operations:

         Net sales decreased for the three months ended March 31, 2000 to $161,468 from $186,780 for the three months ended March 31, 1999. The primary factor in the general decrease of the year to date sales is the Company's shift from the retail market to the more profitable commercial market and its new focus on the National Atlas project.

         Gross profit increased during the three months ended March 31, 2000 to $136,668 or 84.6% of net sales, compared to $91,288 or 48.9% of net sales for the same period in the prior year. The variation in gross profit for the three months then ended March 31, 2000 compared to the same period in the prior year is primarily related to the decrease in development costs incurred on Chicago Map Corporation products being sold in the retail market.

         Selling and administrative expenses increased to $605,119 or 374.8% of net sales for the three months ended March 31, 2000 compared to $208,631 or 111.7% of sales for the same period in 1999. The increases are primarily attributable to the expenses necessary to implement the National Atlas of the United States of America project.

         Interest expense for the three months ended March 31, 2000 was $40,704 compared to $0 for the same period in 1999. This increase was attributable to various interim working capital loans.

         As a result of the factors described above, net loss increased to ($358,856) for the three months ended March 31, 2000 from ($77,772) for the same period in 1999. Basic earnings per share for the first fiscal quarter of 2000 were ($0.03) compared to ($0.01) for the same period in the prior year.

Liquidity and Capital Resources:

         For the three months ended March 31, 2000 the primary source of liquidity was cash provided by equity investments and stockholder advances. The net cash used in operations was $160,329 for the three months ended March 31, 2000 compared to net cash used in operations of $33,138 for the same period in 1999.

         Net cash used in investing activities was $68,206 which was mainly due to payments of computer software costs of $62,835. For the same period in the prior year net cash used in investing activities was $72,120.

         Net cash provided by financing activities was $270,498 for the three months then ended March 31, 2000 compared to $97,825 provided in the prior year.

         In April of 1999, the Company entered into a Cooperative Research and Development Agreement with the U. S. Geological Survey agency to produce the next National Atlas of the United States of America. The Company views this product to be a high gross margin business sold on a subscription basis, with an 80% level of recurring revenue. Although the project is consistent with the Company's technological capabilities, the development and distribution of a product of this significance (initially to be sold to schools and libraries in the United States) will require significant external financing. The Company has engaged the services of a financial advisory firm to assist in addressing its capital requirements and is currently conducting discussions with several potential sources.

         Five short-term notes have been executed in favor of affiliated individuals with varying terms and amounts, from March 26, 1999 through July 10, 1999, totaling $373,000 in principal. On August 10, 1999, the Company obtained additional financing through short-term loans totaling $750,000, of which $150,000 was repaid on February 9, 2000 the remaining $600,000 of principal is due August 1, 2000. In all cases, warrants to purchase the Company's common stock at $2.50 per share were granted as part of these loan agreements. It is anticipated that these loans will be either extended for a similar time period or repaid entirely when permanent financing is obtained.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         LEXON does not currently possess a significant or material investment portfolio due to limitations on its cash resources. To the extent that LEXON's cash resources are invested in interest bearing or investment-type accounts, LEXON's investment portfolio would be exposed to market risk as it relates to interest rates. Investments are comprised of certificates of deposit, commercial paper, U.S. Treasury securities, asset backed securities, and money market accounts. Only high credit quality issuers are used and exposure to any one issuer is limited by policy. Maturities and average lives are lattered up to a maximum term of three years. These investments are considered available for sale and are recorded on the balance sheet at fair value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         The management of the Company is not aware of any other material pending or threatened litigation.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         RECENT SALES OF UNREGISTERED SECURITIES.

         On February 9, 2000, Lexon issued 1,000,000 shares of its common stock to Anthony Perino in exchange for $250,000 under the terms of a Stock Purchase Agreement, dated February 9, 2000, by and among Lexon, Steven J. Peskaitis and Mr. Perino. In addition, Lexon issued to Mr. Perino a warrant to purchase up to an additional 4,100,000 shares of Lexon common stock. The warrants are exercisable at prices from $0.25 per share to $0.50 per share and expire at certain times between September 1, 2000 and August 9, 2001. In connection with this warrant, Lexon and Mr. Perino entered into a Registration Rights Agreement which provides Mr. Perino with demand and piggy-back registration rights with respect to the shares of Lexon common stock subject to the warrants. These transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.

         On March 26, 2000, the Company issued a warrant to purchase 100,000 shares of common stock at $0.50 per share to Mark Scharmann. This warrant was issued in connection with Mr. Scharmann's extension of the term of an Interim Loan Agreement, dated as of March 26, 1999, between Mr. Scharmann and the Company. Under the Interim Loan Agreement, the Company borrowed $100,000 at an annual interest rate of 12% with a term of three months. In connection with the Interim Loan Agreement, Mr. Scharmann took a security interest in the Company's accounts receivable and 250,000 shares, held in escrow of Lexon common stock owned by an officer of Lexon. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act

         On March 10, 2000, the Company issued a warrant to purchase 50,000 shares of common stock at $0.50 per share to John McLean. This warrant was issued in connection with Mr. McLean's extension of the term of an Interim Loan Agreement, dated as of July 10, 1999, between the Company and Mr. McLean. Under the Interim Loan Agreement, the Company borrowed $50,000 at an annual interest rate of 12% with a term of four months. The warrant vested immediately and is exercisable for a period of 18 months and includes piggyback registration rights. This issuance was exempt from registration in reliance on Section 4(2) of the Act.


ITEM 3.  DEFAULT BY COMPANY ON ITS SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)   Exhibits


                                                                                                    Incorporation
         Exhibit                                                                                     by Reference      Page Number
         Number   Description of Documents                                                          (if applicable)  (if applicable)
         ------   ------------------------                                                          ---------------  ---------------
         2.1      Agreement and Plan of Reorganization, dated as of July 21, 1999, by and between Rexford, Inc. and Chicago Map Corporation..........................+

         2.2      Securities Purchase Agreement, dated as of August 10, 1999, by and among LEXON Technologies, Inc. and Miller Capital Corporation,
                  Stephen A. McConnell, Jock Patton and Dickerson Wright............................++

         3.1      Articles of Incorporation..........................................................+

         3.2      Bylaws..........................................................................++++

         4.1      Interim Loan Agreement, dated as of March 26, 1999,
                  by and between Chicago Map Corporation and Mark Scharmann.......................++++

         4.2      Promissory Note, dated as of March 26, 1999, by and
                  between Chicago Map Corporation and Mark A. Scharmann...........................++++

         4.3      Security Agreement, dated as of March 26, 1999, by
                  and between Mark A. Scharmann and Chicago Map Corporation.......................++++

         4.4      Interim Loan Agreement, dated as of April 29, 1999,
                  by and between Steven J. Peskaitis and Chicago Map Corporation..................++++

         4.5      Promissory Note, dated as of April 29, 1999, by and
                  between Chicago Map Corporation and Steven J. Peskaitis.........................++++

         4.6      Promissory Note, dated as of July 10, 1999, by and between Chicago Map
                  Corporation and Steven J. Peskaitis.............................................++++

         4.7      Promissory Note, dated as of July 10, 1999, by and between Chicago Map
                  Corporation and Stanley J. Peskaitis............................................++++

         4.8      Promissory Note, dated as of July 10, 1999, by and between Chicago Map
                  Corporation and John B. McLean..................................................++++

         4.9      Form of Stock Option Agreement and Schedule thereto, dated as of July 21, 1999 by and between LEXON Technologies, Inc. and
                  Steven J. Peskaitis.............................................................++++

         4.10     Promissory Note, dated as of August 10, 1999, by LEXON
                  Technologies, Inc. and Miller Capital Corporation, Stephen A.
                  McConnell, Jock Patton and Dickerson Wright.......................................++

         4.11     Security and Pledge Agreement, dated as of August 10, 1999 by and among LEXON Technologies, Inc. and Miller Capital
                  Corporation, Jock Patton, Stephen A. McConnell and Dickerson
                  Wright............................................................................++

         4.12     Continuing Guaranty, dated as of August 10, 1999, by and among
                  Chicago Map Corporation and Steven J. Peskaitis and Miller
                  Capital Corporation, Jack Patton, Stephen A. McConnell and
                  Dickerson Wright..................................................................++

         4.13     Stock Pledge and Security Agreement, dated as of August 10,
                  1999, by and among Steven J. Peskaitis and Miller Capital
                  Corporation, Stephen A. McConnell, Jack Patton and Dickerson
                  Wright............................................................................++

         4.14     Warrants to Purchase Common Stock, dated as of August 10,
                  1999, by LEXON Technologies, Inc..................................................++

         4.15     Supplemental Agreement to Bridge Loan Transaction, dated as of
                  December 30, 1999, by and among LEXON Technologies, Inc.,
                  Chicago Map Corporation and Steven J. Peskaitis and Miller
                  Capital Corporation, Stephen A. McConnell, Jock Patton and
                  Dickerson Wright................................................................++++

         10.1     Stock Purchase Agreement dated as of February 9, 2000, by and among Anthony Perino and LEXON Technologies, Inc. and Steve J.
                  Peskaitis........................................................................+++

         10.2     Industrial Building Lease, dated as of June 1, 1999, by and between Chicago Map Corporation and United States Brass &
                  Copper Co., for office space at 1401 Brook Drive, Downers
                  Grove, IL 60615.................................................................++++

         10.3     Cooperative Research and Development Agreement, dated as of
                  March 26, 1999, by and among United States Geological Survey and Chicago Map Corporation.....................................................++++

         10.4     Employment Agreement, dated as of March 12, 1999, by and
                  between Chicago Map Corporation and Paris Karahalios............................++++

         10.5     Employment Agreement, dated as of March 12, 1999, by and
                  between Chicago Map Corporation and David A. Schulz.............................++++

         10.6     Employment Agreement, dated as of April 19, 1999, by and
                  between Chicago Map Corporation and Kenneth J. Eaken............................++++

         10.7     Employment Agreement, dated as of February 23, 1999, by and between Chicago Map Corporation and John B. McLean..............................++++

         10.8     Employment Agreement, dated as of May 1, 1999, by and between
                  Chicago Map Corporation and Steven J. Peskaitis.................................++++

         10.9     Registration Rights Agreement, dated as of February 9, 2000, by and among Anthony Perino and LEXON Technologies, Inc.........................++++

         10.10    Voting Trust Agreement, dated as February 9, 2000, by and
                  among, Anthony Perino, as Voting Trustee, and Steven J.
                  Peskaitis and Stanley Peskaitis.....................................................

         11.1     Statement Re:  Computation of Per Share Earnings....................................

         27       Financial Data Schedule.............................................................

         +        Incorporated by reference to LEXON Technologies, Inc.'s
                  Current Report on Form, dated as of July 21, 1999 and filed with the SEC on August 4, 1999.

         ++       Incorporated by reference to LEXON Technologies, Inc.'s
                  Current Report on Form 8-K, dated as of August 10, 1999 and filed with the SEC on August 24, 1999.

         +++      Incorporated by reference to LEXON Technologies, Inc.'s
                  Current Report on Form 8-K, dated as of February 9, 2000 and filed with the SEC on February 18, 2000

         ++++     Incorporated by reference to LEXON Technologies, Inc.'s
                  Current Report on Form 10-K, dated as of December 31, 1999 and filed with the SEC on April 14, 2000.



         (b)      Current Reports on Form 8-K

                  On February 18, 2000, Lexon filed a Current Report on Form 8-K announcing the acquisition of voting control of Lexon through a series of transactions related to Lexon's common stock by Anthony Perino.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      LEXON TECHNOLOGIES, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the President of the registrant.


                                      /s/ Kenneth J. Eaken      May 19, 2000
                                      -----------------------------------------
                                      Kenneth J. Eaken          Date
                                      President and Principal Executive Officer



                                      LEXON TECHNOLOGIES, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.


                                      /s/ Jerome J. Wolowicki   May 19, 2000
                                      -----------------------------------------
                                      Jerome J. Wolowicki       Date
                                      Chief Financial Officer and Principal
                                      Accounting Officer

                            LEXON TECHNOLOGIES, INC.

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------

10.9 Registration Rights Agreement, dated as of February 9, 2000, by and among Anthony Perino and LEXON Technologies, Inc.

10.10 Voting Trust Agreement, dated as February 9, 2000, by and among, Anthony Perino, as Voting Trustee, and Steven J. Peskaitis and Stanley Peskaitis.

11.1           Statement Re: Computation of Per Share Earnings

27             Financial Data Schedule