Form 10-Q
period 2000-06-30
LEXON TECHNOLOGIES INC
filed 2000-08-18
CIK 1065189

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

                          Commission File Number 02474

                            LEXON TECHNOLOGIES, INC.
          -------------------------------------------------------------
             (Exact Name of Registrant, as Specified in its Charter)

                                   87-0502701
                      ------------------------------------
                      (IRS Employer Identification Number)

                                    DELAWARE
                     --------------------------------------
         (State or other Jurisdiction of Incorporation or Organization)

                 1401 BROOK DRIVE, DOWNERS GROVE, ILLINOIS 60515
        -----------------------------------------------------------------
                    (Address of Principle Executive Offices)

                                 (630) 916-6196
                     --------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
      (Former Name, Address, or Fiscal Year, if Changed Since Last Report)



INDICATE, BY CHECK MARK, WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ]


ON AUGUST 15, 2000 THERE WERE 13,842,561 SHARES OF LEXON TECHNOLOGIES, INC.'S COMMON STOCK OUTSTANDING.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                                        (Unaudited)
                                                                       JUNE 30, 2000            DECEMBER 31, 1999
                                                                       -------------            -----------------
Current assets
    Cash                                                                $     3,554                 $   20,892
    Accounts receivable, less allowance for doubtful
        accounts of $2,500 in 2000 and 1999                                  47,339                     18,153
    Inventories                                                               1,656                      1,656
    Prepaid expenses                                                          1,820                     12,570
                                                                        -----------                 ----------

        Total current assets                                                 54,369                     53,271
                                                                        -----------                 ----------

Property and equipment
    Leasehold improvements                                                    5,371                     29,744
    Furniture and equipment                                                 147,730                    178,452
    Capital leases                                                                0                    105,458
                                                                        -----------                 ----------

                                                                            153,101                    313,654

    Accumulated depreciation                                                103,821                    116,631
                                                                        -----------                 ----------

        Net property and equipment                                           49,280                    197,023
                                                                        -----------                 ----------

Other assets
    Computer software costs, net of
        accumulated amortization of $106,044 in 2000 and
           $76,875 in 1999                                                  431,021                    325,279
    Unamortized debt issue costs                                              5,492                     38,442
    Deferred charges                                                              0                     72,440
    Deposits                                                                      0                     17,762
                                                                        -----------                 ----------

        Total other assets                                                  436,513                    453,923
                                                                        -----------                 ----------

                                                                        $   540,162                 $  704,217
                                                                        ===========                 ==========

See notes to consolidated financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        (Unaudited)
                                                                       JUNE 30, 2000            DECEMBER 31, 1999
                                                                       -------------            -----------------
Current liabilities
    Current maturities of long-term capital lease
        obligations                                                     $           0             $      19,286
    Notes payable                                                             973,000                 1,123,000
    Stockholder advances                                                      115,000                         0
    Accounts payable                                                          370,809                   217,618
    Accrued liabilities
        Salaries                                                               94,500                    51,600
        Interest                                                               45,599                    23,219
        Other                                                                  42,796                         0
        Distributions                                                         209,774                   209,774
                                                                        -------------             -------------

        Total current liabilities                                           1,851,478                 1,644,497
                                                                        -------------             -------------

    Capital lease obligations, net of current maturities                            0                    82,499
                                                                        -------------             -------------

        Total liabilities                                                   1,851,478                 1,726,996
                                                                        -------------             -------------

Stockholders' equity (deficit)
    Common stock, par value $0.001 per Share; authorized
        100,000,000 shares; issued and outstanding
        13,842,561 shares in 2000 and 12,441,561 shares in 1999                13,843                    12,442
    Additional paid-in capital                                                417,218                    68,119
    Retained earnings (deficit)                                            (1,742,377)               (1,103,340)
                                                                        -------------             -------------

        Total stockholders' deficit                                        (1,311,316)               (1,022,779)
                                                                        -------------             -------------

                                                                        $     540,162             $     704,217
                                                                        =============             =============

See notes to consolidated financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 ------------------               ----------------
                                             JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                               2000            1999            2000            1999
                                               ----            ----            ----            ----

Net sales                                 $    267,487    $    178,441    $    428,953    $    365,221

Cost of sales                                   16,139          25,751          40,938         121,243
                                          ------------    ------------    ------------    ------------

    Gross profit                               251,348         152,690         388,015         243,978

Selling, general and administrative
    expenses                                   465,158         422,671       1,070,278         631,302
                                          ------------    ------------    ------------    ------------

    Loss from operations                      (213,810)       (269,981)       (682,263)       (387,324)
                                          ------------    ------------    ------------    ------------

Other income (expense)
    Interest income                                157               0             457               0
    Interest expense                           (32,663)         (5,057)        (73,365)         (5,057)
    Other income                                     0           6,372         150,000           6,372
    Loss on sale of assets                     (42,932)              0         (42,932)              0
    Loss on abandonment of leasehold
        improvements                           (27,876)         (3,323)        (27,876)         (3,323)
    Forgiveness of debt                         36,942               0          36,942               0
                                          ------------    ------------    ------------    ------------

    Other income (expense), net                (66,372)         (2,008)         43,226          (2,008)
                                          ------------    ------------    ------------    ------------

    Loss before income tax expense            (280,182)       (271,989)       (639,037)       (389,332)

Income tax expense                                   0         (39,571)              0               0
                                          ------------    ------------    ------------    ------------
    Net loss                              $   (280,182)   $   (311,560)   $   (639,037)   $   (389,332)
                                          ============    ============    ============    ============

Weighted average common shares
    outstanding                             13,842,561      11,500,081      13,478,545      11,500,081
                                          ============    ============    ============    ============

Basic and diluted loss per common share   $       (.02)   $       (.03)   $       (.05)   $       (.03)
                                          ============    ============    ============    ============

See notes to consolidated financial statements.

                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                                                                                         TOTAL
                                             COMMON STOCK            ADDITIONAL       RETAINED       STOCKHOLDERS'
                                             ------------              PAID-IN        EARNINGS          EQUITY
                                         SHARES         AMOUNT         CAPITAL        (DEFICIT)        (DEFICIT)
                                         ------         ------         -------        ---------        ---------

Balance, December 31, 1998             11,500,081      $  11,500     $        -      $   239,725      $    251,225
    Stockholders' deficit
        assumed in reverse
        acquisition of Rexford,
        Inc. by Chicago Map
        Corporation                             -              -              -          (40,549)          (40,549)
    Issuance of common stock              941,480            942         68,119              500            69,561
    Net loss                                    -              -              -       (1,089,482)       (1,089,482)
    Distributions to
        stockholders:
        Cash                                    -              -              -           (3,760)           (3,760)

        Accrued                                 -              -              -         (209,774)         (209,774)
                                       ----------      ---------     ----------      -----------      ------------

Balance, December 31, 1999             12,441,561         12,442         68,119       (1,103,340)       (1,022,779)

    Issuance of common stock            1,401,000          1,401        349,099                -           350,500
    Net loss                                    -              -              -         (639,037)         (639,037)
                                       ----------      ---------     ----------      -----------      ------------

Balance, June 30, 2000                 13,842,561      $  13,843     $  417,218      $(1,742,377)     $ (1,311,316)
                                       ==========      =========     ==========      ===========      ============

See notes to consolidated financial statements.

                                                                          Page 5
                     LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (UNAUDITED)


                                                                         JUNE 30, 2000             JUNE 30, 1999
                                                                         -------------             -------------
Cash flows from operating activities:
    Net loss                                                             $   (639,037)               $  (389,332)
                                                                         ------------                -----------
    Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
        Depreciation                                                           26,730                     14,363
        Amortization                                                           62,119                     13,913
        Write off of deferred charges                                          72,440                          0
        Loss on disposition and abandonment of assets                          70,808                      3,323
        Forgiveness of debt                                                   (36,942)                         0
        Change in assets (increase) decrease                                  (18,436)                    69,681
        Change in liabilities increase (decrease)                             282,067                    294,201
                                                                         ------------                -----------

        Total adjustments                                                     458,786                    395,481
                                                                         ------------                -----------

           Net cash (used in) provided by operating activities               (180,251)                     6,149
                                                                         ------------                -----------

    Cash flows from investing activities:
    Capital expenditures                                                      (11,185)                  (169,893)
    Payment of computer software costs                                       (134,911)                   (44,768)
    Acquisition of intangible assets                                                0                    (50,220)
    Proceeds from sale of assets                                               55,590                          0
    Payment of deposits                                                             0                    (15,000)
                                                                         ------------                -----------

        Net cash used in investing activities                                 (90,506)                  (279,881)
                                                                         ------------                -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                         0                    223,000
    Stockholder advances                                                      115,000                          0
    Principal payments of notes payable                                      (150,000)                         0
    Principal payments under capital lease obligations                        (62,081)                         0
    Proceeds from issuance of common stock                                    350,500                        500
    Cash distributions paid to stockholders                                         0                     (3,759)
                                                                         ------------                -----------

        Net cash provided by financing activities                             253,419                    219,741
                                                                         ------------                -----------

Net decrease in cash                                                          (17,338)                   (53,991)

Cash at beginning of period                                                    20,892                     71,526
                                                                         ------------                -----------

Cash at end of period                                                    $      3,554                $    17,535
                                                                         ============                ===========

See notes to consolidated financial statements.

                                                                          Page 6

                                                                         JUNE 30, 2000             JUNE 30, 1999
                                                                         -------------             -------------
Supplemental disclosure of cash flow information:

Cash paid during the period for:
    Interest                                                             $     50,985                $         0
    Income taxes                                                                    0                          0

Supplemental disclosure of noncash investing and financing activities:

Security deposits applied against accounts payable and
    capital lease obligations                                            $     17,762                $         0
Proceeds from sale of assets applied against accounts payable                   5,800                          0

See notes to consolidated financial statements.

1.       SUMMARY OF ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of LEXON Technologies, Inc. (the "Company") and its wholly-owned subsidiary, Chicago Map Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

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

         Computer Software Costs - Costs related to the purchase and development of computer software are capitalized from the time technological feasibility is established until the software is ready for use. Upon the general release of the software to consumers, capitalized costs are amortized on a straight-line basis over the estimated economic life of the software, generally twenty-four months. Amortization expense charged to income was $12,311 and $7,096 for the three months ended June 30, 2000 and 1999, respectively. During the first six months of 2000 and 1999 amortization expense was $29,169 and $13,913, respectively. Unamortized computer software costs determined to be in excess of the net realizable value of the software are expensed immediately.

         Unamortized Debt Issue Costs - Expenses related to the issuance of notes payable are being amortized on a straight-line basis over the term of the notes. Amortization expense charged to income was $16,475 for the three months ended June 30, 2000. During the first six months of 2000 amortization expense was $32,950. No amortization was charged to income in 1999.

         Deferred Charges - Deferred charges consisted of incremental costs incurred in connection with a proposed offering of securities. The offering was rescinded during the three months ended March 31, 2000, and these costs, totaling $72,440, were expensed.

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

         Income Taxes - Prior to July 21, 1999, Chicago Map Corporation had elected S corporation status for income tax purposes. Under this election, the Company was not liable for federal income taxes, but was liable for certain state income and replacement taxes. Federal taxable income (loss) and tax credits flowed through to the stockholders to be reported on their individual income tax returns. Upon acquisition by Rexford, Inc., Chicago Map Corporation terminated its S corporation election.

         Earnings (Loss) Per Share - Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the year. All of the common share equivalents of 7,806,628 as of June 30, 2000 have an antidilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share. There were no common share equivalents in the six month period ended June 30, 1999.

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

3.       NAME CHANGE

         Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to LEXON Technologies, Inc.

4.       ORGANIZATION AND PRESENTATION

         On July 21, 1999, LEXON Technologies, Inc. (formerly Rexford, Inc.) (Rexford) acquired all of the issued and outstanding common stock of Chicago Map Corporation (Chicago Map) in exchange for 10,500,000 shares of common stock of Rexford. The shares issued in the acquisition resulted in the owners of Chicago Map having operating control of Rexford immediately following the acquisition. Therefore, for financial reporting purposes, Chicago Map is deemed to have acquired Rexford in a reverse acquisition accompanied by a recapitalization. The surviving entity reflects the assets and liabilities of Rexford and Chicago Map at their historical book values and the historical operations of the Company are those of Chicago Map. The issued common stock is that of Rexford and the retained earnings (deficit) is that of Chicago Map. The consolidated statements of income (loss) include operations of Chicago Map for the three and six months ended June 30, 2000 and 1999 and operations of Rexford for periods after July 21, 1999 (date of acquisition).

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

7.       DEPRECIATION

         Depreciation was charged to income, based on the estimated useful lives of the assets, in the following amounts:


                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                                     --------                     --------             Estimated
                                                2000           1999            2000         1999      Life - Years
                                                ----           ----            ----         ----      ------------
         Leasehold improvements               $    379       $      32      $     861    $      64       5 - 39
         Furniture and equipment                 6,623          12,827         12,956       14,299       3 - 7
         Capital leases                          6,456               -         12,913            -         7
                                              --------       ---------      ---------    ---------
                                              $ 13,458       $  12,859      $  26,730    $  14,363
                                              ========       =========      =========    =========

8.       NOTES PAYABLE

         Notes payable consist of the following:


                                                                           JUNE 30, 2000       DECEMBER 31, 1999
                                                                           -------------       -----------------
        Promissory notes due on August 1, 2000 with interest payable monthly at 12% per annum (18% prior to
            February 1, 2000)                                                $   600,000          $    750,000
        Promissory note due on September 26, 2000 with interest
            payable at maturity at 12% per annum                                 100,000               100,000
        Promissory notes with stockholders and employees due on
            various dates through July 29, 2000.  Interest at 12%
            per annum is payable at maturity                                     273,000               273,000
                                                                             -----------          ------------
        Total                                                                $   973,000          $  1,123,000
                                                                             ===========          ============

         The promissory notes due on August 1, 2000 are secured by all of the assets of the Company, the common stock of Chicago Map Corporation, and the guarantees of Chicago Map Corporation and an officer of the Company. In addition, if the Company does not receive debt or equity financing proceeds in an aggregate amount of $3,600,000 during the period from December 30, 1999 to August 1, 2000, the promissory notes will be payable in six equal monthly installments of principal and interest commencing August 1, 2000, as stated in the loan agreements.

         The promissory notes due on July 29, 2000 and through September 26, 2000 are secured by the accounts receivable of Chicago Map Corporation.

9.       LEASE COMMITMENTS

         The Company leases office facilities under an operating lease expiring in April, 2002. Under terms of the lease, the Company is responsible for insurance, utilities, repairs and maintenance. Future minimum lease commitments under all noncancelable leases in effect at June 30, 2000 are as follows:

                                                     Operating
               Year ending December 31,               Leases
               ------------------------               ------
               2000 (six months)                   $    24,158
               2001                                     50,278
               2002                                     30,000
               2003                                      7,162
               2004                                      3,036
                                                   -----------

               Net minimum lease payments          $   114,634
                                                   ===========

         During the three months ended June 30, 2000, the Company negotiated an early buyout option on both of its capital leases. The buy-out resulted in the forgiveness of debt of $36,942, which is included in other income in the Consolidated Statements of Income (Loss). Total lease-related expenses for the capital leases for the three and six months ended June 30, 2000 and 1999 were as follows:


                          THREE MONTHS ENDED    SIX MONTHS ENDED
                               JUNE 30,             JUNE 30,
                               --------             --------
                           2000        1999      2000        1999
                           ----        ----      ----        ----
       Depreciation       $6,456         -      $12,913        -
       Interest expense    1,273         -        5,760        -
                          ------      -------   -------     -------
                          $7,729         -      $18,673        -
                          ======      =======   =======     =======

         Rent expense for operating leases charged to income for the three months ended June 30, 2000 and 1999 was $23,109 and $14,660, respectively. During the first six months of 2000 and 1999 rent expense was $58,744 and $26,467, respectively.

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

         During July of 1999, the Company issued 3,504,096 stock options, of which 3,503,096 were outstanding and exercisable at June 30, 2000. The options were granted at market price and, as a result, no compensation expense has been recognized in 1999. The weighted average exercise price of the options outstanding at June 30, 2000 was $2.40 per share. The weighted average life of the options outstanding at June 30, 2000 was 9.06 years.

         Pro forma information regarding consolidated net income (loss) and earnings (loss) per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined in that Statement. The weighted average fair value of stock options granted during 1999 was $.61 per share. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, dividend yield of 0%, expected volatility factor of 10%, and an expected life of 5 years. The Company's pro forma information for the six months ended June 30, 2000 follows:

                                              PRO FORMA            AS REPORTED
                                              ---------            -----------
Net loss                                      $(639,037)           $(639,037)
Loss per common share
    Basic                                         (0.05)               (0.05)
    Diluted                                       (0.05)               (0.05)

         These pro forma amounts may not be representative of the effects of such disclosures in future years.

12.      STOCK PURCHASE WARRANTS

         In connection with the issuance of common stock and notes payable during 2000 and 1999, the Company issued stock purchase warrants that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock. Stock purchase warrants outstanding at June 30, 2000 consist of the following:


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

14.      INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Measurement of deferred tax assets and liabilities is based upon the provisions of enacted tax laws and the effects of future changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Deferred tax assets and liabilities at June 30, 2000 consist of the following:

Deferred tax assets attributable to:
    Allowance for doubtful accounts                      $       968
    Net operating loss carryforwards                         644,924
                                                         -----------

    Gross deferred tax assets                                645,892
    Valuation allowance                                     (642,153)
                                                         -----------

Net deferred tax assets                                        3,739
                                                         -----------

Deferred tax liability attributable to:
    Depreciation                                              (3,739)
                                                         -----------

Net deferred tax asset (liability)                       $         -
                                                         ===========

         At June 30, 2000, the Company had net operating loss carryforwards for tax purposes of $1,664,801 expiring as follows:

                      YEAR               AMOUNT
                      ----               ------

                      2002            $    7,342
                      2003                49,380
                      2004                34,314
                      2005                 7,609
                      2006                 6,144
                      2008                 4,073
                      2009                 3,497
                      2010                 2,746
                      2011                42,794
                      2017                46,350
                      2018               365,433
                      2019               456,082
                      2020               639,037
                                      ----------
                                      $1,664,801
                                      ==========

15.      TRANSACTIONS WITH RELATED PARTY

         During the three month period ended June 30, 2000 the Company began leasing space from an entity owned by an officer and director for $2,400 per month. In addition, the Company sold certain assets to an entity owned by an officer and director for a total of $61,390.

         During 1999, Chicago Map Corporation leased office facilities on a month-to-month basis from a stockholder at a monthly rental of $3,000. Rent expense charged to income amounted to $9,000 and $12,000 for the three and six months ended June 30, 1999.

16.      OTHER EVENTS

         In February 2000, a new equity investor acquired voting control of the Company's issued and outstanding shares of common stock. Thereafter, a major reorganization of the Company and its board of directors was implemented. A new management team was installed and administrative staff was reduced significantly. The Company negotiated the transfer of its lease to a related party at a reduced rent. These changes are expected to reduce employment costs significantly and result in other cost savings on an annualized basis. In addition, management is reviewing other financial alternatives available to the Company to increase liquidity, including restructuring its debt and raising additional capital.

17.      SUBSEQUENT EVENTS

         The Company incurred a net loss of $280,182 and $639,037 in the three and six months ended June 30, 2000 and used substantial amounts of working capital in its operations. At June 30, 2000, current liabilities exceeded current assets by $1,797,109 and total liabilities exceeded total assets by $1,311,316. As a result of these losses, management has executed changes in its operations to reduce its cash requirements and is working towards raising additional capital to funds its operations. The continued operations of the Company are dependent upon the success of these strategies and its ability to meet its financing requirements.

         On August 10, 2000, the Company entered into a Fifth Supplemental Agreement to amend the terms of a loan made to the Company on August 10, 1999 by a group of investors. Under the terms of the Agreement, the maturity date of the loan was extended from August 1, 2000 to September 10, 2000. In addition, the terms of the Agreement require an officer and stockholder of the Company to sell to the group of investors 100,000 shares of the Company's common stock in exchange for $10.00. This amendment and extension allowed the Company to avoid having the group of lenders declare an event of default under the original August 10, 1999 loan.

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

RESULTS OF OPERATIONS:

                  Net sales increased for the three months ended June 30, 2000 to $267,487 from $178,441 for the three months ended June 30, 1999. During the first six months of 2000 net sales increased to $428,953 from $365,221 compared to the same period in the prior year. The primary factor in the general increase of the year-to-date sales is the Company's shift from the retail market to the more profitable commercial market and its new focus on the National Atlas project.

                  Gross profit increased during the three months ended June 30, 2000 to $251,348 or 94.0% of net sales, compared to $152,690 or 85.6%
         of net sales for the same period in the prior year. For the six month period ended June 30, 2000 gross profit increased to $388,015 or 90.5% of net sales from $243,978 or 66.8% of net sales for the same period in 1999. The variation in gross profit for the six months then ended June 30, 2000 compared to the same period in the prior year is primarily related to the decrease in development costs incurred on Chicago Map Corporation products being sold in the retail market.

                  Selling, general and administrative expenses increased to $465,158 or 173.9% of net sales for the three months ended June 30, 2000 compared to $422,671 or 236.9% of sales for the same period in 1999. Selling and administrative expenses for the six month period ended June 30, 2000 increased to $1,070,278 or 249.5% of net sales compared to $631,302 or 172.9% of sales for the same period in 1999. The increases are primarily attributable to the expenses necessary to implement the National Atlas of the United States of America project.

                  Interest expense for the three months ended June 30, 2000 was $32,663 compared to $5,057 for the same period in 1999. For the six month period ended June 30, 2000 interest expense was $73,365 compared to $5,057 for the same period in 1999. This increase was attributable to various interim working capital loans.

                  As a result of the factors described above, net loss decreased to ($280,182) for the three months ended June 30, 2000 from ($311,560) for the same period in 1999. Basic earnings per share for the second fiscal quarter of 2000 were ($0.02) compared to ($0.03) for the same period in the prior year. For the first six months of 2000 net income was a loss of ($639,037) compared to a loss of ($389,332) for the same period in the prior year. Basic earnings per share for the six month period ended June 30, 2000 were ($.05) compared to ($.03) for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

                  For the six months ended June 30, 2000 the primary source of liquidity was cash provided by equity investments and stockholder advances. The net cash used in operations was $180,252 for the six months ended June 30, 2000 compared to net cash provided by operations of $6,149 for the same period in 1999.

                  Net cash used in investing activities was $90,505 which was mainly due to payments of computer software costs of $134,911. For the same period in the prior year net cash used in investing activities was $279,881.

                  Net cash provided by financing activities was $253,419 for the six months ended June 30, 2000 compared to $219,741 provided in the prior year.

                  The Company incurred a net loss of $280,182 and $639,037 in the three and six months ended June 30, 2000 and used substantial amounts of working capital in its operations. At June 30, 2000, current liabilities exceeded current assets by $1,797,109. While the Company believes it could generate substantial profits and cash flow through the distribution of the National Atlas of the United States, completing development of this product will require significant additional funding for which the Company currently has no commitments. The Company is currently working towards raising additional capital, but there can be no assurance that such capital will be available on terms acceptable to the Company, if at all. Cash generated from the Company's operations is currently significantly insufficient to fund the development of the National Atlas project and satisfy the Company's other working capital requirements. In addition, the Company is required to make significant payments of principal and interest on its outstanding indebtedness. In light of these factors, there can be no assurance that the Company will be able to continue its operations on a going-forward basis if it is unable to obtain additional capital.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                  The Company does not currently possess a significant or material investment portfolio due to limitations on its cash resources. To the extent that the Company's cash resources are invested in interest-bearing or investment-type accounts, the Company's investment portfolio would be exposed to market risk as it relates to interest rates. Investments are comprised of certificates of deposit, commercial paper, U.S. Treasury securities, asset-backed securities, and money market accounts. Only high credit quality issuers are used and exposure to any one issuer is limited by policy. Maturities and average lives are laddered up to a maximum term of three years. These investments are considered available for sale and are recorded on the balance sheet at fair value.

                            LEXON TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION

                                  JUNE 30, 2000

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

         At the close of the plaintiff's case, the trial judge granted Chicago Map's motion for a directed verdict and the plaintiff appealed to the Fifth Court of Appeals. Oral argument has been scheduled for September 7, 2000. Chicago Map maintains insurance policies which cover intellectual property infringement actions and Chicago Map believes that any damage awards granted to the plaintiff in Integrated GPS v. Chicago Map should be subject to payment or reimbursement by Chicago Map's insurance policies. If, as a result of determinations adverse to Chicago Map, Chicago Map is ordered to pay Integrated GPS damages from its cash reserves or assets without payment or reimbursement from Chicago Map's insurer or if Chicago Map is ordered to cease distribution of its Precision Mapping software, such determinations could have a materially adverse effect on Chicago Map's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      RECENT SALES OF UNREGISTERED SECURITIES.

         On May 11, 2000, the Company issued 400,000 shares to Anthony Perino in exchange for $100,000, under the terms of a Stock Purchase Agreement, dated February 9, 2000, by and among Lexon, Steven J. Peskaitis and Mr. Perino. This issuance was exempt from registration in reliance on Section 4(2) of the Act.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On June 12, 2000, in the second closing of a series of transactions between Lexon and Anthony Perino, Chairman, Chief Executive Officer and majority stockholder of Lexon, Mr. Perino acquired (i) 2,000,000 shares of Lexon's common stock from Steven J. Peskaitis in exchange for a cash payment of $500 and (ii) 400,000 shares of Lexon's common stock from Lexon in exchange for a cash payment of $100,000 (collectively the "Shares"). Perino's acquisition of the Shares was effected under the terms of a Stock Purchase Agreement, through which Perino acquired voting control of Lexon's issued and outstanding common stock. Lexon's issuance of the aforementioned 400,000 shares of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 19, 2000, Peter J. Haleas resigned as a director of the
Company.

         On August 1, 2000, Jerome Wolowicki resigned as Chief Financial Officer and as director of the Company.

         On August 10, 2000, the Company entered into a Fifth Supplemental Agreement to amend the terms of a loan made to the Company on August 10, 1999 by a group of investors. Under the terms of the Agreement, the maturity date of the loan was extended from August 1, 2000 to September 10, 2000. In addition, the terms of the Agreement require an officer and stockholder of the Company to sell to the group of investors 100,000 shares of the Company's common stock in exchange for $10.00. This amendment and extension allowed the Company to avoid having the group of lenders declare a default of the original August 10, 1999 loan.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


                                                                                      Incorporation    Page Number
                Exhibit                                                               by Reference     (if
                Number                                                                (if applicable)  applicable)
                ------                                                                ---------------  -----------
                 2.1      Agreement and Plan of Reorganization, dated as of
                              July 21, 1999, by and between Rexford,  Inc, and
                              Chicago Map Corporation...........................             +
                 2.2      Securities Purchase Agreement, dated as of August 10,
                              1999,  by and among LEXON Technologies, Inc. and
                              Miller Capital Corporation, Stephen A. McConnell,
                              Jock Patton and Dickerson Wright..................            ++
                 3.1      Articles of Incorporation.............................             +
                 3.2      Bylaws................................................           ++++
                 4.1      Interim Loan Agreement, dated as of March 26, 1999,
                              by and between Chicago Map Corporation and Mark
                              Scharmann.........................................           ++++
                 4.2      Promissory Note, dated as of March 26, 1999, by and
                              between Chicago Map Corporation and Mark A.
                              Scharmann.........................................           ++++
                 4.3      Security Agreement, dated as of March 26, 1999, by
                              and between Mark A. Scharmann and Chicago Map
                              Corporation.......................................           ++++
                 4.4      Interim Loan Agreement, dated as of April 29, 1999,
                              by and between Steven J. Peskaitis and Chicago
                              Map Corporation...................................           ++++
                 4.5      Promissory Note, dated as of April 29, 1999, by and
                              between Chicago Map Corporation and Steven J.
                              Peskaitis.........................................           ++++
                 4.6      Promissory Note, dated as of July 10, 1999, by and
                              between Chicago Map Corporation and Steven J.
                              Peskaitis.........................................           ++++
                 4.7      Promissory Note, dated as of July 10, 1999, by and
                              between Chicago Map Corporation and Stanley J.
                              Peskaitis.........................................           ++++
                 4.8      Promissory Note, dated as of July 10, 1999, by and
                              between Chicago Map Corporation and John  B.
                              McLean............................................           ++++


                                                                                      Incorporation    Page Number
                Exhibit                                                               by Reference     (if
                Number                                                                (if applicable)  applicable)
                ------                                                                ---------------  -----------
                 4.9      Form of Stock Option Agreement and Schedule thereto,
                              dated as of July 21, 1999 by and between LEXON
                              Technologies, Inc. and Steven J. Peskaitis........           ++++
                 4.10     Promissory Note, dated as of August 10, 1999, by
                              LEXON Technologies,  Inc. and Miller Capital
                              Corporation, Stephen A. McConnell, Jock Patton
                              and Dickerson Wright..............................            ++
                 4.11     Security and Pledge Agreement, dated as of August 10,
                              1999 by and among LEXON Technologies, Inc. and
                              Miller Capital Corporation, Jock Patton, Stephen
                              A. McConnell and Dickerson Wright.................            ++
                 4.12     Continuing Guaranty, dated as of August 10, 1999, by
                              and among Chicago Map Corporation and Steven J.
                              Peskaitis and Miller Capital Corporation, Jack
                              Patton, Stephen A. McConnell and Dickerson Wright.            ++
                 4.13     Stock Pledge and Security Agreement, dated as of
                              August 10, 1999, by and among Steven J. Peskaitis
                              and  Miller Capital Corporation,  Stephen A.
                              McConnell, Jack Patton and Dickerson Wright.......            ++
                 4.14     Warrants to Purchase Common Stock, dated as of
                              August 10, 1999, by LEXON Technologies, Inc.                  ++
                 4.15     Supplemental Agreement to Bridge Loan Transaction,
                              dated as of December 30, 1999, by and among LEXON
                              Technologies, Inc., Chicago Map Corporation and
                              Steven J. Peskaitis and Miller Capital
                              Corporation, Stephen A. McConnell, Jock Patton
                              and Dickerson Wright..............................           ++++
                10.1      Stock Purchase Agreement dated as of February 9,
                              2000, by and among Anthony Perino and LEXON
                              Technologies, Inc. and Steve J. Peskaitis.........            +++
                10.2      Industrial Building Lease, dated as of June 1, 1999,
                              by and between Chicago Map Corporation and United
                              States  Brass & Copper  Co., for office space at
                              1401 Brook Drive, Downers Grove, IL 60615.........           ++++
                10.3      Cooperative Research and Development Agreement, dated
                              as of March 26,  1999,  by and among United States
                              Geological Survey and Chicago Map Corporation.....           ++++


                                                                                      Incorporation    Page Number
                Exhibit                                                               by Reference     (if
                Number                                                                (if applicable)  applicable)
                ------                                                                ---------------  -----------
                10.4      Employment Agreement, dated as of March 12, 1999, by
                              and between Chicago Map Corporation and Paris
                              Karahalios........................................           ++++
                10.5      Employment Agreement, dated as of March 12, 1999, by
                              and between Chicago Map Corporation and David A.
                              Schulz............................................           ++++
                10.6      Employment Agreement, dated as of April 19, 1999, by
                              and between Chicago Map Corporation and Kenneth
                              J. Eaken..........................................           ++++
                10.7      Employment Agreement, dated as of February 23, 1999,
                              by and between Chicago Map Corporation and John
                              B. McLean.........................................           ++++
                10.8      Employment Agreement, dated as of May 1, 1999, by and
                              between Chicago Map Corporation and Steven J.
                              Peskaitis.........................................           ++++
                10.9      Registration Rights Agreement, dated as of
                              February 9, 2000, by and among Anthony Perino and
                              LEXON Technologies, Inc...........................           +++++
                10.10     Voting Trust Agreement, dated as February 9, 2000, by
                              and among, Anthony Perino, as Voting Trustee, and
                              Steven J. Peskaitis and Stanley Peskaitis.........           +++++
                11.1      Statement Re: Computation of Per Share Earnings.......
                27        Financial Data Schedule...............................

+ Incorporated by reference to LEXON Technologies, Inc.'s Current Report on Form 8-K, dated as of July 21, 1999 and filed with the SEC on August 4, 1999.
++ Incorporated by reference to LEXON Technologies, Inc.'s Current Report on Form 8-K, dated as of August 10, 1999 and filed with the SEC on August 24, 1999.
+++ Incorporated by reference to LEXON Technologies, Inc.'s Current Report on Form 8-K, dated as of February 9, 2000 and filed with the SEC on February 18, 2000
++++ Incorporated by reference to LEXON Technologies, Inc.'s Annual Report on Form 10-K, dated as of December 31, 1999 and filed with the SEC on April 14, 2000.
+++++ Incorporated by reference to LEXON Technologies, Inc.'s Quarterly Report on Form 10-Q, dated as of March 31, 2000 and filed with the SEC on May 22, 2000.

         (b)      Current Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            LEXON TECHNOLOGIES, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal executive officer of the registrant.



                /s/ Anthony Perino                  August  18, 2000
                ----------------------------------- --------------------------
                Anthony Perino                      Date
                Principal Executive Officer



                            LEXON TECHNOLOGIES, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal accounting officer of the registrant.


                /s/ Kenneth J. Eaken                August  18, 2000
                ----------------------------------- --------------------------
                Kenneth J. Eaken                    Date
                Principal Accounting Officer

                            LEXON TECHNOLOGIES, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   11.1             Statement Re:  Computation of Per Share Earnings

   27               Financial Data Schedule