Form 10QSB
period 2000-09-30
LEXON TECHNOLOGIES INC
filed 2000-11-14
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2000


                      Commission File Number 02474



                         LEXON TECHNOLOGIES, INC.
           -----------------------------------------------------
          (Exact Name of Registrant, as Specified in its Charter)


              Delaware                                  87-0502701
-------------------------------           ----------------------------------
(State or other Jurisdiction of          (IRS Employer Identification Number)
 Incorporation or Organization)



             1401 Brook Drive, Downers Grove, Illinois 60515
             -----------------------------------------------
                 (Address of Principle Executive Offices)


                             (630)916-6196
           --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)




Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                         14,592,561
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of November 15, 2000

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                  LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)


     The accompanying financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore may not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


ASSETS                                         September 30,     December 31,
                                                   2000              1999
                                               -------------     ------------
                                                (Unaudited)
Current assets
 Cash                                         $         533     $     20,892
 Accounts receivable, less allowance for
  doubtful accounts of $2,500 in 2000 and 1999       80,671           18,153
 Inventories                                          1,656            1,656
 Prepaid expenses                                   187,500           12,570
                                                -----------       ----------
   Total current assets                             270,360           53,271
                                                -----------       ----------
Property and equipment
 Leasehold improvements                               5,371           29,744
 Furniture and equipment                            147,730          178,452
 Capital leases                                        -             105,458
                                                -----------       ----------
                                                    153,101          313,654

 Accumulated depreciation and amortization         (108,387)        (116,631)
                                                -----------       ----------
   Net property and equipment                        44,714          197,023
                                                -----------       ----------
Other assets
 Computer software production costs, net of
  accumulated amortization of $116,002
  in 2000 and $76,875 in 1999                       465,474          325,279
 Debt issue costs, net of accumulated
  amortization of $27,458 in 1999                      -              38,442
 Deferred charges                                      -              72,440
 Deposits                                              -              17,762
                                                -----------       ----------
   Total other assets                               465,474          453,923
                                                -----------       ----------
                                                $   780,548       $  704,217
                                                ===========       ==========



See notes to consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) September 30,     December 31,
                                                   2000              1999
                                               -------------     ------------
                                                (Unaudited)
Current liabilities
 Current maturities of long-term capital
  lease obligations                            $        -        $     19,286
 Notes payable                                       973,000        1,123,000
 Stockholder advances                                115,000             -
 Accounts payable                                    496,781          217,618
 Accrued liabilities:
   Salaries                                          159,106           51,600
   Interest                                           61,189           23,219
   Other                                              46,002             -
   Distributions                                     209,774          209,774
                                               -------------     ------------
    Total current liabilities                      2,060,852        1,644,497

Capital lease obligations, net of
 current maturities                                     -              82,499
                                               -------------     ------------
    Total liabilities                              2,060,852        1,726,996
                                               -------------     ------------
Stockholders' equity (deficit)
 Common stock, par value $0.001 per
  share; authorized 100,000,000 shares in 2000
  and 1999; issued and outstanding 14,592,561
  shares in 2000 and 12,441,561 shares in 1999        14,593           12,442
 Additional paid-in capital                          603,968           68,119
 Retained earnings (accumulated deficit)          (1,898,865)      (1,103,340)
                                               -------------     ------------
    Total stockholders' deficit                   (1,280,304)      (1,022,779)
                                               -------------     ------------
                                               $     780,548     $    704,217
                                               =============     ============




See notes to consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

                                             Three Months Ended               Nine Months Ended
                                                September 30,                     September 30,
                                               2000      1999                   2000      1999
                                          ----------   ----------        ----------   ----------
Net sales                                 $  204,507   $  201,175        $  633,460   $  566,396

Cost of sales                                 13,891       32,732            54,829      153,975
                                          ----------   ----------        ----------   ----------
  Gross profit                               190,616      168,443           578,631      412,421

Selling, general and administrative
 expenses                                    319,514      362,850         1,389,792      994,152
                                          ----------   ----------        ----------   ----------
  Loss from operations                      (128,898)    (194,407)         (811,161)    (581,731)
                                          ----------   ----------        ----------   ----------
Other income (expense)
  Interest income                               -           2,073               457        2,073
  Interest expense                           (27,590)     (30,097)         (100,955)     (35,154)
  Other income                                  -            -              150,000        6,372
  Loss on sale of assets                        -            -              (42,932)        -
  Loss on abandonment of leasehold
   improvements                                 -             (15)          (27,876)      (3,338)
  Forgiveness of debt                           -            -               36,942         -
                                          ----------   ----------        ----------   ----------
  Other income (expense), net                (27,590)     (28,039)           15,636      (30,047)
                                          ----------   ----------        ----------   ----------
  Loss before income tax expense            (156,488)    (222,446)         (795,525)    (611,778)
                                          ----------   ----------        ----------   ----------
Income tax expense                              -            -                 -            -
                                          ----------   ----------        ----------   ----------
    Net loss                              $ (156,488)  $ (222,446)       $ (795,525)  $ (611,778)
                                          ==========   ==========        ==========   ==========
Weighted average common shares
 outstanding                              13,920,279   11,546,130        13,621,751   11,515,546
                                          ==========   ==========        ==========   ==========

Basic and diluted loss per common
 share                                    $     (.01)  $     (.02)       $     (.06)  $     (.05)
                                          ==========   ==========        ==========   ==========







See notes to consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)


                                                                         Retained      Total
                                                          Additional     Earnings   Stockholders'
                                        Common Stock        Paid-In    (Accumulated    Equity
                                      Shares      Amount    Capital       Deficit)    (Deficit)
                                   ----------   ---------   ---------   -----------   ----------
Balance, December 31, 1998         11,500,081  $   11,500  $     -      $   239,725   $  251,225
  Stockholders' deficit
   assumed in reverse
   acquisition of Rexford,
   Inc. by Chicago Map
   Corporation                           -           -           -          (40,549)     (40,549)
  Issuance of common stock            941,480         942      68,119           500       69,561
  Net loss                               -           -           -       (1,089,482)  (1,089,482)
  Distributions to
   stockholders:
    Cash                                 -           -           -           (3,760)      (3,760)
    Accrued                              -           -           -         (209,774)    (209,774)
                                   ----------   ---------   ----------   ----------   ----------
Balance, December 31, 1999         12,441,561      12,442       68,119   (1,103,340)  (1,022,779)
                                   ----------   ---------   ----------   ----------   ----------
  Issuance of common stock          2,151,000       2,151      535,849         -         538,000
  Net loss                               -           -            -        (795,525)    (795,525)
                                   ----------   ---------   ----------   ----------   ----------
Balance, September 30, 2000        14,592,561  $   14,593  $   603,968  $(1,898,865) $(1,280,304)
                                   ==========   =========   ==========   ==========   ==========







See notes to consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(Unaudited)

                                         September 30,          September 30,
                                             2000                    1999
                                         -------------          -------------
Cash flows from operating activities:
 Net loss                                $    (795,525)         $    (611,778)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization               108,865                 77,984
   Write off of deferred charges                72,440                   -
   Loss on disposition and abandonment of
    assets                                      70,808                  3,338
   Forgiveness of debt                         (36,942)                  -
   Change in assets (increase) decrease        (49,948)                23,273
   Change in liabilities increase
    (decrease)                                 491,441                 94,936
                                         -------------           ------------
    Total adjustments                          656,664                199,531
                                         -------------           ------------
    Net cash used in operating activities     (138,861)              (412,247)
                                         -------------           ------------
Cash flows from investing activities:
 Capital expenditures                          (11,185)              (206,148)
 Payment of computer software costs           (179,322)              (242,458)
 Proceeds from sale of assets                   55,590                   -
 Payment of debt issue costs                      -                   (77,525)
 Payment of deferred charges                      -                   (61,940)
 Payment of deposits                              -                   (15,000)
                                         -------------           ------------
    Net cash used in investing activities     (134,917)              (603,071)
                                         -------------           ------------
Cash flows from financing activities:
 Proceeds from issuance of notes payable          -                 1,123,000
 Stockholder advances                          115,000                   -
 Principal payments of notes payable          (150,000)                  -
 Principal payments under capital lease
  obligations                                  (62,081)                  -
 Proceeds from issuance of common stock        350,500                 26,600
 Cash distributions paid to stockholders          -                    (3,760)
                                         -------------           ------------
    Net cash provided by financing
     activities                                253,419              1,145,840
                                         -------------           ------------
Net increase (decrease) in cash                (20,359)               130,522

Cash at beginning of period                     20,892                 71,526
                                         -------------           ------------
Cash at end of period                    $         533           $    202,048
                                         =============           ============


See notes to consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED
(Unaudited)


                                         September 30,          September 30,
                                             2000                    1999
                                         -------------          -------------

Supplemental disclosure of cash flow
 information:

Cash paid during the period for:
  Interest                               $      59,235          $      15,250
  Income taxes                                    -                      -

Supplemental disclosure of noncash
 investing and financing activities:

Security deposits applied against
 accounts payable and capital lease
 obligations                             $      17,762          $        -

Proceeds from sale of assets applied
 against accounts payable                        5,800                   -

Proceeds from issuance of common stock
 applied to prepaid expenses                   187,500                   -





See notes to consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

1. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of LEXON Technologies, Inc. (Company) and its wholly-owned subsidiary, Chicago Map Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories - Inventories consist of finished goods which are priced at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment - Property and equipment are recorded at cost. Expenditures for renewals and betterments which extend the life of such assets are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are charged or credited to income.

Depreciation and Amortization - Depreciation and amortization of property and equipment are charged to income using straight-line and accelerated methods based on the estimated useful lives of the assets.

Computer Software Production Costs - Costs related to the purchase and development of computer software are capitalized from the time technological feasibility is established until the software is ready for use. Upon the general release of the software to consumers, capitalized costs are amortized on a straight-line basis over the estimated economic life of the software, generally twenty-four months. Amortization expense was $9,958 and $30,262 for the three months ended September 30, 2000 and 1999, respectively.
Amortization expense was $39,127 and $44,175 for the nine months ended September 30, 2000 and 1999, respectively. Unamortized computer software production costs determined to be in excess of the net realizable value of the software are expensed immediately.

Debt Issue Costs - Costs related to the issuance of notes payable are being amortized on a straight-line basis over the term of the notes. Amortization expense was $5,492 for the three months ended September 30, 2000, and $38,442 for the nine months ended September 30, 2000. No amortization was charged to income in 1999.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

1. SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the year. The common share equivalents have a weighted average of 5,873,410 and 1,138,834 for the nine months ended September 30, 2000 and 1999, respectively. All of the common share equivalents have an antidilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share.

2. NATURE OF OPERATIONS

The Company creates digital map technologies, which provide for the design and development of advanced geographic and mapping software applications for institutional, governmental, corporate, and individual consumers throughout the world.

3. NAME CHANGE

Effective July 21, 1999, the name of the Company was changed from REXFORD, INC. to LEXON TECHNOLOGIES, INC.

4. ORGANIZATION AND PRESENTATION

On July 21, 1999, LEXON TECHNOLOGIES, INC. (formerly Rexford, Inc.) (Rexford) acquired all of the issued and outstanding common stock of Chicago Map Corporation (Chicago Map) in exchange for 10,500,000 shares of common stock of Rexford. The shares issued in the acquisition resulted in the owners of Chicago Map having operating control of Rexford immediately following the acquisition. Therefore, for financial reporting purposes, Chicago Map is deemed to have acquired Rexford in a reverse acquisition accompanied by a recapitalization. The surviving entity reflects the assets and liabilities of Rexford and Chicago Map at their historical book values and the historical operations of the Company are those of Chicago Map. The issued common stock is that of Rexford and the retained earnings (deficit) is that of Chicago Map. The statements of income (loss) include operations of Chicago Map for the three and nine months ended September 30, 2000 and 1999 and operations of Rexford for periods after July 21, 1999 (date of acquisition).

5. ACQUISITION

On March 12, 1999, Chicago Map Corporation acquired certain assets of TRIUS, Inc. for $62,300 in cash and 2,198 shares of common stock of Chicago Map Corporation. The principal business of TRIUS, Inc. is the development of computer software technologies.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

CASH

The Company maintains its cash in bank accounts which at times exceed the federally insured limit of $100,000. Management believes there is no significant concentration of credit risk with respect to these accounts.

DEPRECIATION

Depreciation was charged to income, based on the estimated useful lives of the assets, in the following amounts:

                                          Three Months            Nine Months
                                        Ended September 30,    Ended September 30,    Estimated
                                          2000      1999         2000      1999       Life-Years
                                        --------   --------    --------   --------   -----------
Leasehold improvements                  $     33   $     32    $    894   $     96     5   40
Furniture and equipment                    4,533     13,877      17,489     28,176     3   7
Capital leases                              -          -         12,913       -            7
                                        --------   --------    --------   --------
                                        $  4,566   $ 13,909    $ 31,296   $ 28,272
                                        ========   ========    ========   ========

8. NOTES PAYABLE

Notes payable consist of the following:

                                                     September 30, 2000      December 31, 1999
                                                     ------------------      -----------------
Promissory notes payable to stockholders due on
 November 10, 2000  with interest payable monthly
 at 12% per annum (18% prior to February 1, 2000).    $         600,000       $        750,000

Promissory note payable to a stockholder due on
 September 26, 2000 with interest payable at
 maturity at 12% per annum.                                     100,000                100,000

Promissory notes payable to stockholders and
 employees due on various dates through July 29,
 2000.  Interest at 12% per annum is payable
 at maturity                                                    273,000                273,000
                                                     ------------------      -----------------
Total                                                $          973,000      $       1,123,000

The promissory notes due on November 10, 2000 are secured by all of the assets of the Company, the common stock of Chicago Map Corporation, and the guarantees of Chicago Map Corporation and an officer/stockholder of the Company. In addition, if the Company does not receive debt or equity financing proceeds in an aggregate amount of $3,600,000 during the period from December 30, 1999 to November 10, 2000, the promissory notes will be payable in six equal monthly installments of principal and interest commencing November 10, 2000, as stated in the loan agreements.

On September 21, 2000, the Company entered into a Sixth Supplemental Agreement to amend the terms of the note. Under the terms of the Agreement, the maturity date of the loan was extended from September 10, 2000 to November 10, 2000.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

8. NOTES PAYABLE (Continued)

In addition, the Agreement required an officer/stockholder of the Company (personal guarantor) to sell to the lender, an investor group, 750,000 restricted shares of the Company's common stock in exchange for $10. The officer/stockholder also was required to transfer an additional 100,000 restricted shares to the lender as payment in full for the consideration offered by another officer/stockholder in the Fifth Supplemental Agreement to the loan. The total 850,000 shares were taken from the 1.5 million shares held in escrow as collateral for the loan. Other terms of the Agreement include the condition that all proceeds from the sale of the Company's subsidiary, if it is sold, will be applied as a principal reduction of the loan.

The promissory notes due on July 29, 2000 and through September 26, 2000 are secured by the accounts receivable of Chicago Map Corporation.

9. LEASE COMMITMENTS

The Company leases office facilities under an operating lease expiring in April, 2002. Under terms of the lease, the Company is responsible for insurance, utilities, repairs and maintenance. Future minimum lease commitments under all noncancelable leases in effect as of September 30, 2000 are as follows:

                                    Operating
  Year ending December 31,           Leases
  ------------------------         -----------
  2000 (three months)              $    12,569
  2001                                  50,278
  2002                                  30,000
  2003                                   7,162
  2004                                   3,036
                                   -----------
  Net minimum lease payments       $   103,045


During the three months ended June 30, 2000, the Company negotiated an early buyout option on both of its capital leases. The buy-out resulted in the forgiveness of debt of $36,942, which is included in other income in the Consolidated Statements of Income (Loss). Total lease-related expenses for the capital leases for the three and nine months ended September 30, 2000 and 1999 were as follows:

          Three Months Ended September 30,    Nine Months Ended September 30,
                 2000          1999               2000            1999
              ----------   -----------          -----------   ------------
Depreciation        -             -             $    12,913           -
Interest expense    -             -                   5,760           -
              ----------   -----------          -----------   ------------
                    -             -             $    18,673           -


Rent expense for operating leases for the three months ended September 30, 2000 and 1999 was $18,816 and $29,365, respectively. During the first nine months of 2000 and 1999 rent expense was $77,560 and $55,832, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
CONSULTING AGREEMENT COMMITMENT

10. CONSULTING AGREEMENT COMMITMENT

On September 12, 2000, the Company entered into an agreement to receive consulting services, including stockholder communications and relations and marketing strategies, for a minimum of 12 months. In return, total compensation of approximately $336,250 will be paid through the issuance of stock options under the 2000 Stock Option Plan. As of September 30, 2000, $187,500 of such fees have been incurred and paid. See Notes 12 and 14.

11. REVERSE STOCK SPLIT

On July 20, 1999, the stockholders of Rexford, Inc. approved a one-for-seventy reverse stock split whereby the issued and outstanding shares of common stock of the Company were reduced from 70,000,000 to 1,000,081. The reverse stock split did not affect the authorized shares of common stock of the Company.

12. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation at fair value. The Company has chosen to account for stock-based employee compensation using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation expense is measured as the excess of market price over the price the employee must pay to acquire the stock on the grant date. As required by SFAS No. 123 the Company accounts for stock-based non-employee compensation using the fair value method. See Notes 10 and 14.

During 1999 and 2000, the Company issued 4,849,096 stock options, of which 4,098,096 and 3,504,096 were outstanding and exercisable as of September 30, 2000 and 1999, respectively. The options were granted at market price and, as a result, no compensation expense was recognized in 2000 or 1999. The weighted average exercise price of the options outstanding as of September 30, 2000 is $2.09 per share. The weighted average life of the options outstanding as of September 30, 2000 is 7.81 years.

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined in that Statement. The weighted average fair value of stock options granted during 1999 was $.61 per share. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, dividend yield of 0%, expected volatility factor of 10%, and an expected life of 5 years. The Company's pro forma information for the nine months ended September 30, 2000 follows:
                                   Pro Forma     As Reported
                                 ------------   --------------
  Net loss                       $   (795,525)  $     (795,525)
  Loss per common share
       Basic                            (0.06)           (0.06)
       Diluted                          (0.06)           (0.06)
These pro forma amounts may not be representative of the effects of such disclosures in future years.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

13. STOCK PURCHASE WARRANTS

In connection with the issuance of common stock and notes payable during 2000 and 1999, the Company issued stock purchase warrants that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock. Stock purchase warrants outstanding as of September 30, 2000 consist of the following:

Warrants convertible at an exercise price
 of $2.50 per share with expiration dates
 ranging from October 2000 to August 2004              548,000

Warrants convertible at an exercise price
 of $.25 per share with expiration dates
 of February 2001                                    1,000,000

Warrants convertible at an exercise price
 of $.50 per share with expiration dates
 ranging from February 2001 to August 2001           1,023,000
                                                    ----------
                                                     2,571,000
                                                    ==========

14. 2000 STOCK OPTION PLAN AND NONMONETARY TRANSACTION

On September 14, 2000, the Company implemented a stock option plan for the purpose of maintaining and developing a management team, attracting qualified officers and employees capable of assisting in future success of the Company, and rewarding those individuals who have contributed to the success of the Company.

The options are subject to various types of restrictions as determined by the Company's board of directors, including vesting periods, exercise rights of the options, and limits on the terms of up to five years. If an option holder's employment is terminated within six months of the grant of the options, any unexercised options become null and void.

In accordance with the terms of the plan, the Company registered 2,500,000 shares of stock to be available for issuance by the Plan. As of September 30, 2000, 1,345,000 options have been granted in connection with a consulting agreement dated September 12, 2000, of which 750,000 options have been exercised. No gain or loss on the transaction was recognized. See Notes 10 and 12.


15. EMPLOYEE BENEFIT PLAN

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

16. INCOME TAXES

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

Deferred tax assets and liabilities as of September 30, 2000 consist of the following:

Deferred tax assets attributable to:
 Allowance for doubtful accounts           $      1,030
 Net operating loss carryforwards               750,007
                                           ------------
 Gross deferred tax assets                      751,037
 Valuation allowance                           (747,062)
                                           ------------
 Net deferred tax assets                          3,975
                                           ------------
Deferred tax liability attributable to
 Depreciation                                    (3,975)
                                           ------------
 Net deferred tax asset (liability)        $       -
                                           ============

As of September 30, 2000, the Company has net operating loss carryforwards for tax purposes of $1,821,289 expiring as follows:

Year    Amount
----   ---------
2002   $   7,342
2003      49,380
2004      34,314
2005       7,609
2006       6,144
2008       4,073
2009       3,497
2010       2,746
2011      42,794
2017      46,350
2018     365,433
2019     456,082
2020     795,525
      ----------
      $1,821,289

17. TRANSACTIONS WITH RELATED PARTIES

On September 18, 2000 the Company entered into a Development Licensing Agreement for a term of four years. The licensee subsequently became a stockholder of the Company (Note 10). The fee for the non-exclusive software license totaled $87,500, of which $52,500 is receivable as of September 30, 2000.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

17. TRANSACTIONS WITH RELATED PARTIES (Continued)

During May and June, 2000, the Company leased space from an entity owned by an officer and director for $2,400 per month. In addition, in June 2000 the Company sold certain assets to an entity owned by an officer and director for a total of $61,390.

During 1999, Chicago Map Corporation leased office facilities on a month-to-month basis from a stockholder at a monthly rental of $3,000. Rent expense charged to income amounted to $0 and $12,000 for the three and nine months ended September 30, 1999.

See Note 8 for additional related party transactions.

18. OTHER EVENTS

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

19. MANAGEMENT PLANS

 The Company incurred a net loss of $156,488 and $795,525 in the three and nine months ended September 30, 2000 and used substantial amounts of working capital in its operations. As of September 30, 2000, current liabilities exceeded current assets by $1,790,492 and total liabilities exceeded total assets by $1,280,304. As a result of these losses, management has executed changes in its operations to reduce its cash requirements and is working towards raising additional capital to fund its operations. Continued operations of the Company are dependant upon the success of these strategies and its ability to meet its financing requirements.

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

Results of Operations
---------------------
Three and Nine Months ended September 30, 2000 compared to September 30, 1999
-----------------------------------------------------------------------------
Net sales increased for the three months ended September 30, 2000 to $204,507 from $201,175 for the three months ended September 30, 1999. During the first nine months of 2000 net sales increased to $633,460 from $566,396 compared to the same period in the prior year. The primary factor in the general increase of the year-to-date sales is the Company's shift from the retail market to the more profitable commercial market and its new focus on the National Atlas project.

Gross profit increased during the three months ended September 30, 2000 to $190,616 or 93.2% of net sales, compared to $168,443 or 83.7% of net sales for the same period in the prior year. For the nine month period ended September 30, 2000 gross profit increased to $578,631 or 91.3% of net sales from $412,421 or 72.8% of net sales for the same period in 1999. The increase in gross profit for the nine months then ended September 30, 2000 compared to the same period in the prior year is primarily related to the decrease in development costs incurred on Chicago Map Corporation products being sold in the retail market.

Selling, general and administrative expenses decreased to $319,514 or 156.2% of net sales for the three months ended September 30, 2000 compared to $362,850 or 180.4% of sales for the same period in 1999. Selling and administrative expenses for the nine month period ended September 30, 2000 increased to $1,389,792 or 219.4% of net sales compared to $994,152 or 175.5% of sales for the same period in 1999. The increase for the nine months in fiscal 2000 is primarily attributable to the expenses necessary to implement the National Atlas of the United States of America project.

Interest expense for the three months ended September 30, 2000 was $27,590 compared to $30,097 for the same period in 1999. For the nine month period ended September 30, 2000 interest expense was $100,955 compared to $35,154 for the same period in 1999. This increase was attributable to various interim working capital loans.

As a result of the factors described above, net loss decreased to $156,488 for the three months ended September 30, 2000 from $222,446 for the same period in 1999. Basic loss per share for the third fiscal quarter of 2000 was $0.01 compared to $0.02 for the same period in the prior year. For the first nine months of 2000, the net loss was $795,525 compared to a loss of $611,778 for the same period in the prior year. Basic loss per share for the nine month period ended September 30, 2000 was $.06 compared to $.05 for the same period in 1999.

Liquidity and Capital Resources
-------------------------------
For the nine months ended September 30, 2000 the primary source of liquidity was cash provided by equity investments and stockholder advances. In addition, in the first quarter of fiscal 2000, the Company received $150,000 cash in settlement of a pending lawsuit. The net cash used in operations was $138,861 for the nine months ended September 30, 2000 compared to net cash used in operations of $412,247 for the same period in 1999.

Net cash used in investing activities was $134,917, which was mainly due to payments of computer software costs of $179,322. For the same period in the prior year net cash used in investing activities was $603,071.

Net cash provided by financing activities was $253,419 for the nine months then ended September 30, 2000 compared to $1,145,840 provided in the same period in the prior year.

The Company incurred a net loss of $156,488 and $795,525 in the three and nine months ended September 30, 2000 and used substantial amounts of working capital in its operations. As of September 30, 2000, current liabilities exceeded current assets by $1,790,492. Additionally, at the date of this filing, the Company is delinquent on notes payable to certain stockholders and employees in amounts totaling $973,000 plus accrued interest (See Note 8 to the financial statements). The Company is currently negotiating extensions for the repayment of the notes, but cannot say at this date if the extensions will be granted.

While the Company believes it could generate substantial profits and cash flow through distribution of the National Atlas of the United States, completing development of this product will require significant additional funding for which the Company currently has no commitments. The Company has retained the services of a financial advisory firm to address its need to raise additional capital to satisfy its liquidity requirements, but there can be no assurance that such capital will be available on terms acceptable to the Company, if at all. Cash generated from the Company's operations is currently significantly insufficient to fund the development of the National Atlas project and satisfy the Company's other working capital requirements. In addition, the Company is required to make significant payments of principal and interest on its outstanding indebtedness. In light of these factors, there can be no assurance that the Company will be able to continue its operations on a going-forward basis if it is unable to obtain additional capital.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

LEXON does not currently possess a significant or material investment portfolio due to limitations on its cash resources. To the extent that LEXON's cash resources are invested in interest-bearing or investment-type accounts, LEXON's investment portfolio would be exposed to market risk as it relates to interest rates. Investments are comprised of certificates of deposit, commercial paper, U.S. Treasury securities, asset-backed securities, and money market accounts. Only high credit quality issuers are used and exposure to any one issuer is limited by policy. Maturities and average lives are laddered up to a maximum term of three years. These investments are considered available for sale and are recorded on the balance sheet at fair value.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The management of the Company is not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

   None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

In September 2000, Anthony Perino resigned as a Chief Executive Officer and as a director of the Company. Kenneth J. Eaken, the President, was appointed as Chief Executive Officer, and as Chairman of the Board.

In September 2000, the Company implemented a stock option plan (the "2000 Stock Option Plan")for the purpose of maintaining and developing a management team, attracting qualified officers and employees capable of assisting in future success of the Company, and rewarding those individuals who have contributed to the success of the Company. In accordance with the terms of the plan, the Company registered 2,500,000 shares of stock to be available for issuance by the Plan. As of September 30, 2000, 1,345,000 options have been granted in connection with a consulting agreement. See Notes 10 and 12.

In September 2000, the Company entered into an agreement to receive consulting services, including stockholder communications and relations and marketing strategies, for a minimum of 12 months. In return, total compensation of approximately $336,250 will be paid through the issuance of stock options under the 2000 Stock Option Plan. See Notes 12 and 14.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------

    Exhibit 27.  Financial Data Schedule

(b) Reports on Form 8-K
    -------------------

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEXON TECHNOLOGIES, INC.

Date: November 14, 2000

/S/Kenneth J. Eaken, President and Chief Executive Officer