Form 10KSB
period 2000-12-31
LEXON TECHNOLOGIES INC
filed 2002-03-27
CIK 1065189

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-24721
                                            ----------
                         LEXON TECHNOLOGIES, INC.
               ------------------------------------------------
        (Exact name of registrant as specified in charter)

       Delaware                                  87-0502701
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

13237 Montfort Drive, #205, Dallas, Texas                   75240
-----------------------------------------                 ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (972)386-6054
                                               --------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

THIS REPORT IS BEING FILED ON OR ABOUT MARCH 25, 2002, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED. AS A RESULT, READERS ARE ENCOURAGED TO CONSULT THE COMPANY'S REPORTS FOR PERIODS SUBSEQUENT TO THE PERIOD FOR WHICH THIS REPORT HAS BEEN FILED TO OBTAIN CURRENT INFORMATION REGARDING THE COMPANY.

  State issuer's revenues for its most recent fiscal year:

     Lexon's revenues for the year ended 2000 were $730,210.
     Lexon's revenues for the year ended 2001 were $274,987.

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at December 31, 2000, of $.321 per share, the market value of shares held by nonaffiliates would be $1,728,380.

     Based on the average bid and asked prices of the common stock at December 31, 2001, of $.005 per share, the market value of shares held by nonaffiliates would be $26,922. As of May 2001, Lexon's stock is traded only in the pink sheets and trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

     As of December 31, 2000, Lexon had 15,872,561 shares of common stock issued and outstanding.
     As of December 31, 2001, Lexon had 15,872,561 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.

                       ITEM 1. DESCRIPTION OF BUSINESS

THIS REPORT IS BEING FILED ON OR ABOUT MARCH 15, 2002, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO DECEMBER 31, 2000. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS FILED SUBSEQUENT TO THIS REPORT.

General
-------
LEXON Technologies, Inc., a Delaware corporation ("LEXON" or the "Company" ), together with its wholly-owned subsidiary, Chicago Map Corporation ("Chicago Map"), is a developer and distributor of mapping and geographic data technologies. LEXON develops mapping software, including high-quality vector map displays, geocoding, data compression, and other related software programs and components. LEXON's mission is to develop advanced, state-of-the-art solutions that aid in the rapid and cost-efficient deployment of Geographic Information System ("GIS") products for businesses and consumers.

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

In 1999, Chicago Map, which had previously served as the exclusive developer and licensee of mapping software invented and owned by Trius, Inc., a Massachusetts corporation ("Trius"), acquired Trius's mapping application technologies in an asset purchase transaction. Trius's key assets have been effectively integrated into the operations of LEXON and form a crucial element of LEXON's product offerings.

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

     In order to execute its duties under the Development Agreement, LEXON has developed and created ENTELiS (formerly Project JUPITER), LEXON's research and information portal, to manage and package the data collected by USGS and its government-agency partners in the National Atlas Project. LEXON believes that ENTELiS will enable businesses and entities uncomplicated access to invaluable information.

    ENTELiS's success depends upon LEXON's continued execution of its duties under the Development Agreement. In the event that the USGS terminates the Development Agreement, LEXON will not be able to execute a crucial component of its strategy and this will have a materially adverse effect on its financial condition and results of operations. (See SUBSEQUENT EVENT below).

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

LEXON believes that its role as the repository and data manager under the Development Agreement will enable it to become a leader in providing and packaging information to businesses and individuals world-wide. The cornerstone of LEXON's business strategy is ENTELiS, LEXON's information portal created to manage and package the information collected in connection with the Development Agreement. ENTELiS is being designed to be a robust research and information portal which will deliver and combine the geo-referable, statistical, map, and information databases of the more than twenty government agencies contributing data to the National Atlas Project. LEXON believes that ENTELiS will be the first Internet portal which will provide access to such a vast array of information in a concise, easy to use, centralized location, and will enable the user/subscriber to generate numerous benefits such as enriching their learning experience and making better informed business decisions.

It is anticipated that ENTELiS will possess the technical ability to combine data in pre-packaged themes, previously unavailable in any other product or service, creating intelligent pictures. These intelligent pictures will be generated by a proprietary expert system "on the fly," representing the information the user has selected and delivered in an easy-to-understand picture rendered in real-time. Through ENTELiS, LEXON intends to repackage the digital information obtained from its participation under the Development Agreement with statistical and mapping information from outside suppliers.

A crucial component in LEXON's business strategy is to become a primary provider of Internet based education and reference tool to schools, libraries, and businesses. The original National Atlas of the United States was successful as a resource for schools and libraries. LEXON believes that the millennial National Atlas Project, given the advent of electronic and computer learning systems, will have a vital impact on the information available to public learning institutions and also provide students and library patrons with a fun, easy-to-use method for learning and data gathering. LEXON, therefore, intends to focus its marketing and distribution efforts on library and education markets (comprising public libraries, K-12 schools, colleges and universities) as the target for the first phase of the ENTELiS product launch.

LEXON believes that the penetration of these library and school markets depends on LEXON's ability to create a solid brand identity for ENTELiS. To build that brand identity, LEXON must bring ENTELiS into the classroom as well as the school library which will require LEXON to develop ENTELiS in conjunction with school curriculums. An important goal of LEXON will be to promote this curriculum directly to educators and take advantage of the potential for web-based educational curriculum, a market that remains significantly untapped at present.

MARKETS AND COMPETITION FOR LEXON'S PRODUCTS AND SERVICES

     (a) MARKETS AND COMPETITION FOR ENTELiS

     LEXON believes that the most appropriate market for LEXON's ENTELiS will be educational and learning facilities, such as schools and libraries. Due to LEXON's relatively short operating history and limitations on its cash resources, LEXON has not emerged as a leader in the online information database industry. The current leaders in the provision of electronic resources to schools and libraries, include, but may not be limited to, the Gale Group, Bell & Howell Information & Learning Systems, and Follett Software. Gale and Bell & Howell Information & Learning, for example, have a combined share of the education/library market of approximately fifty percent.

     As part of its efforts to achieve penetration in the appropriate learning facilities markets for ENTELiS, LEXON intends to implement a four-pronged marketing approach as part of the launch and marketing of ENTELiS.

(1) A nation-wide high-speed public and government relations campaign will be established to promote ENTELiS. The U.S. Congress and state government bodies (public libraries, state boards of education, state offices and state reps., etc.) will also be targeted for support of the product.

(2) LEXON will conduct a campaign to establish a solid brand identity associated with ENTELiS. Creating a brand (and brand extensions) that can expand from the education market into consumer and business-to-business markets is a crucial element of this process. LEXON is in the process of identifying a full-service advertising agency to conduct this prong of its marketing campaign.

(3) A direct mail/direct marketing campaign aimed at the educational market will commence in the near future, and will include print media advertising in library trade publications. Initial mailings will b image-oriented and will be followed by call-to-action pieces, with direct-response mechanism built-in.

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

     (b) MARKETS AND COMPETITION FOR OTHER PRODUCTS AND SERVICES

     In addition to the launch and marketing of ENTELiS, LEXON intends to continue to develop, market and distribute its smaller-scale products and services to businesses, consumers Internet web designers and other professionals. LEXON's retail products offer, among other things, geographical digital maps and related technologies, GSP products, navigation systems, Web/Intranet/Internet map displays, digital data integration and referencing country- wide digital map sets, as well as professional software and mobile asset monitoring/tracking systems. LEXON believes that by maintaining the high quality associated with its products and services and by delivering such products and services at a competitive price point, LEXON may become a leader in its industry.

     Currently, the Company's technologies are distributed to a wide variety of markets and industries including the following:

     Aerial/Satellite Imagery, Motivational Marketing, Consumer Retail, OEM GPS Manufacturers, Consumer Vehicle Tracking and Recovery, Oil and Gas Research Delivery Systems, In-Vehicle Navigation, Demographic Analysis, Pipeline Management, Direct Mail, Portable Navigation Devices, Emergency Response Public Safety Entertainment Presentation Maps, Fleet Vehicle Tracking, Real Estate Property Analysis, Flood Water Analysis Surveying, Geo-Science Research, Telecommunications, Hazardous Waste Management, Thematic Mapping, Insurance Planning & Adjustments, Topographic Determination, Integrated Phone Information Marine (Inland and Transportation Coastal Waterways), Utility Management, Marketing Analysis and Research, Weather Maps, Mobile Asset Management, and Web/Internet/Intranet Applications.

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

PRODUCTS & SERVICES

     (a) ENTELiS

     LEXON is currently developing its premier product, ENTELiS, which will be a robust research and information portal delivering and combining the geo-referable, statistical, map, and information databases of the more than 20 government agencies participating in the National Atlas Project. is being designed to contain the data gathered from the National Atlas Project into a concise, easy to use, centralized location enabling the user/subscriber to enrich their learning experience and make better informed business decisions. ENTELiS will rely on the technical ability to combine data from these government agencies in pre-packaged themes, allowing the user to see data in combinations unavailable in any other product or service, creating intelligent pictures. These intelligent pictures will be generated by a proprietary expert system "on the fly," representing the information the user has selected to see in an easy-to-understand picture rendered in real-time. For instance, ENTELiS will enable users to obtain information in data sets, which data sets will include, among other things, general reference information, hydrological information, environmental information, information obtained by means of the United States Census, information related to health and disease, biological and ecological information, and other categories of information.

     LEXON, with a combination of manufacturer representative organizations and a direct sales effort, is developing ENTELiS and hopes the ENTELiS launch will occur as soon as funding is available to complete the development and begin the sales effort. Under the terms of the Development Agreement, USGS retains the rights to terminate such agreement with thirty days prior written notice.

SUBSEQUENT EVENT
----------------
On March 1, 2001, LEXON and the USGS mutually agreed to terminate the Development Agreement. Although the project succeeded in achieving its primary objectives of incorporating National Atlas data supplied by USGS in the ENTELiS portal, additional funding for further development never materialized and the project has been abandoned.

     (b) OTHER PRODUCTS AND SERVICES

     In addition to ENTELiS, LEXON offers additional mapping technology products and services for professional development, consumer use and Internet-based applications.

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

Research and Development
------------------------
The software industry is characterized by extremely rapid changes in technology, which require continuous expenditure on product research and development to enhance existing products and create new products. LEXON believes that the timely development of new products and ongoing enhancements to existing products is essential to maintain its competitive position in the marketplace. LEXON is committed to an open systems, standards-based product architecture to provide software products that can be integrated into existing mainstream business environments and be adaptable as environments change.

Most of LEXON's software products are developed internally. Internal development allows LEXON to maintain close technical control over products in terms of enhancements and modifications based on customer needs, and allows LEXON to create a family of products that provides natural migration paths for customers as their business information needs change.

Intellectual Property
---------------------
LEXON regards its software and data products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of LEXON's products or reverse engineer or obtain and use information LEXON regards as proprietary. While LEXON's competitive position may be affected by its ability to protect its proprietary information, LEXON believes that the trademark and copyright protections are less significant to LEXON's success than other factors, such as the knowledge, ability and experience of LEXON's personnel and ongoing product development and support.

Employees
---------
At December 31, 2000, the end of the fiscal year for which this report is being filed, LEXON had 11 full-time employees. LEXON's employees are not represented by any collective bargaining organization and LEXON has never experienced a work stoppage. LEXON believes that its relations with its employees are good.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
LEXON occupies approximately 1,800 square feet of development, production and administrative space in Downers Grove, Illinois. The facility lease runs through May 31, 2003. For the fiscal year ended December 31, 2000, the annual lease rate was approximately $21,600.

In addition, LEXON occupies 2,000 square feet of space in Andover, Massachusetts under an oral sublease with Trius, Inc., pursuant to which LEXON paid an aggregate of $22,459.08 in annual rental payments during the fiscal year ended December 31, 2000.

                            ITEM 3. LEGAL PROCEEDINGS

On September 18, 2000, the trial court's verdict in favor of Chicago Map Corporation in the case captioned Integrated GPS Technologies, Inc. v. Chicago Map Corporation, was affirmed. Lexon was not a party to any pending legal proceedings (or its property subject to a pending legal proceeding) at December 31, 2000.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of Lexon's securities holders during the fiscal year ended December 31, 2000.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the respective periods indicated, the prices of Lexon's Common Stock in the over the counter market as reported by a market maker on the NASD'S OTC Bulletin Board (the "OTCBB") for the periods from the fourth quarter of 1998 through 2000 (the fiscal year for which this report is being filed). Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions. Subsequent to December 31, 2000 (May 24, 2001), Lexon's Common Stock was delisted from the OTCBB for failure to timely file its annual report. Lexon has filed this report and intends to file subsequent additional reports in an effort to become current in its reporting obligations so that it may apply for relisting on the OTCBB.

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/00                    $ 1.37                $ 0.15
Quarter ended 9/30/00                     $ 1.50                $ 0.15
Quarter ended 6/30/00                     $ 2.00                $ 1.50
Quarter ended 3/31/00                     $ 2.75                $ 1.12

Fiscal Year 1999                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/99                    $ 5.25                $ 2.00
Quarter ended 9/30/99                     $ 7.00                $ 0.02
Quarter ended 6/30/99                     $ 0.09                $ 0.02
Quarter ended 3/31/99                     $ 0.10                $ 0.02

Fiscal Year 1998                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/98                  $ 0.10                $ 0.02
Quarter ended 9/30/98                     $ n/a                 $ n/a
Quarter ended 6/30/98                     $ n/a                 $ n/a
Quarter ended 3/31/98                     $ n/a                 $ n/a

Lexon's shares were approved for quotation on the OTCBB in the fourth quarter of 1998. To the best knowledge of management of Lexon, prior to September 30, 1998, there was no established public trading market for it's common stock and any trading of it's common stock was limited or sporadic.

The number of shareholders of record of Lexon's Common Stock at December 31, 2000 (the fiscal year end for which this report is being filed), was approximately 130.

Lexon has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of Lexon or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about Lexon and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

THIS REPORT IS BEING FILED ON OR ABOUT MARCH 25, 2002, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO DECEMBER 31, 2000. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS FILED SUBSEQUENT TO THIS REPORT.

General
-------
SUBSEQUENT TO THE END OF THE FISCAL YEAR FOR WHICH THIS REPORT IS BEING FILED, LEXON'S ASSETS WERE SEIZED DUE TO DEFAULT ON A LOAN AGREEMENT AND SOLD AT PUBLIC AUCTION IN AUGUST 2001. SEE NOTE 12 "SUBSEQUENT EVENTS" TO THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. CURRENTLY, LEXON HAS NO BUSINESS OPERATIONS. RECENTLY, LEXON'S MANAGEMENT OBTAINED SOME BRIDGE FINANCING AND IS SEEKING TO SETTLE OUTSTANDING DEBTS AND BECOME CURRENT IN ITS REPORTING OBLIGATIONS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. MANAGEMENT IS ALSO EXPLORING POSSIBLE BUSINESS OPPORTUNITIES OR COMBINATIONS ALTHOUGH NO DEFINITIVE TERMS OR AGREEMENTS HAVE BEEN ENTERED INTO.

Results of Operations
---------------------
Year ended December 31, 2000 compared to year ended December 31, 1999
---------------------------------------------------------------------
Revenues. Net sales in 2000 were $730,210 with cost of sales of $17,672 and a gross margin of $712,538, compared with net sales of $749,793 with cost of sales of $309,159 and a gross margin of $440,634 in 1999. The substantial decrease in cost of sales in 2000 is due to the fact that the majority of the sales revenue in 2000 came from licensing which had no associated hard costs.

Operating Expenses. Total operating expenses in 2000 were $2,436,126 compared to $1,454,008 in 1999. The large increase in total operating expenses in 2000 was due to primarily to additional staffing and marketing expenses of $568,806, and research and development expenses of $458,835. A significant portion of the research and development expenses related to work on the National Atlas development project, plus previously capitalized computer software purchase and development costs. (See Note 1h to the financial statements.)

Other Expense. Other expense for 2000 totaled $51,280 compared with $76,108 in 1999. In 2000, increases in interest expense and debt issue costs of $85,444 and loss on disposition of assets of $70,808 were offset by debt forgiveness of $36,942 on settlement of a lease obligation (see Note 3), and settlement of a lawsuit of $150,000 (see Note 1m).

Net loss. Net loss for 2000 was $1,774,868 or $0.13 per share based on a weighted average of common shares outstanding of 14,061,353, compared to a net loss for 1999 of $1,089,482 or $0.09 per share based on a weighted average of common shares outstanding of 11,640,886.

Liquidity and Capital Resources
-------------------------------
At December 31, 2000, Lexon had a working capital deficit of $2,096,317. Current assets consisted of cash of $6,873 and accounts receivable (less allowance for doubtful accounts) of $12,746. Current liabilities included accounts payable of $586,447, accrued interest of $84,505, accrued wages of $159,106, accrued distributions of $209,774, other accrued expenses of $13,104, and notes payable to related parties of $1,063,000. Lexon funded operations in 2000 through sales revenues, loans and the issuance of common stock.

At December 31, 2000, Lexon had property and equipment of $41,670, consisting of leasehold improvements of $5,371, furniture and fixtures of $99,358, and equipment of $48,372, offset by accumulated depreciation of $111,431.

Cash used in operations in 2000 was $220,559, consisting primarily of debt issue costs, software costs expensed as research and development, exercise of stock options for services, loss on disposition of assets and increase in accounts payable and accrued expenses. The software costs expensed in 2000 were the result of management's assessment that computer software the costs of which were capitalized in 1999 had no future value. In 2000, Lexon also delayed or extended payment on accounts payable and accrued expenses in order to meet short term cash requirements, so there was a significant increase in accounts payable and accrued expenses in 2000 compared to 1999.

In 2000, cash used in investing activities was $129,117 in 2000 and consisted primarily of payments on computer software, offset by proceeds from the sale of fixed assets. In 1999, costs used in investing activities were $587,473 due to significantly higher capital expenditures, software costs and payments of debt issue costs and deferred charges.

In 2000, cash flows from financing activities totaled $335,657 consisting of an advance from a stockholder and the issuance of common stock, offset by payments on a capital lease and principal payments on related party notes issued previously. By comparison in 1999, cash flows from financing activities totaled $1,185,128 due to issuance of substantially more notes payable.

In 2000, Lexon's revenues and financing activities were not adequate to offset its expenses by a wide margin. In 2000 and 1999, Lexon has incurred significant losses which have resulted in an accumulated deficit of $2,878,208 at December 31, 2000, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. At December 31, 2000, management was anticipating being able to renegotiate favorable payment terms with some creditors and extend repayment terms with related parties on notes payable. However, Lexon's assets were entirely seized in August 2001 as described in Note 12 to the financial statements, and its operations ceased at that date. Through recent bridge financing, Lexon has been able to settle a substantial portion of its outstanding debt (see Note 12), and management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to recommence operations during fiscal 2002, although no definitive terms or agreements for funding or a business combination have been reached. Lexon intends to include additional information regarding management's efforts in subsequent reports.

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of Lexon for the reporting period are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

Lexon's prior accountant is no longer performing audits on public companies. See Current Report on Form 8-K, as amended, dated May 30, 2001, filed with the Commission on August 3, 2001.

On February 8, 2002, Lexon appointed Chisholm & Associates as its certified public accountant. See Current Report on Form 8-K, dated February 8, 2002, filed with the Commission on February 12, 2002.

Lexon's reports on the financial statements for any of the past two years (December 31, 2000 and December 31, 1999) did not contain an adverse opinion or disclaimer of opinion or was qualified as to audit scope or accounting principles.

Lexon has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of Lexon's current executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                     Dates Served
  ----                  ---   --------                     ------------
Kenneth J. Eaken         48   CEO, President, director     9/00 to present
Steven J. Peskaitis      26   Vice President, director     7/99 to present
Paris Karahalios         45   Vice President, director     7/99 to 6/01

All directors of Lexon will hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. Lexon will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

Biographical Information
------------------------
Set forth below is certain biographical information for each of Lexon's Officers and Directors and other key personnel.

Kenneth J. Eaken. Kenneth J. Eaken. Mr. Eaken was appointed as President of the Company in February 2000, was appointed as Chairman and Chief Executive Officer in September 2000. Mr. Eaken has served as LEXON's Senior Vice President of Business Development since joining the company in 1999. Prior to his association with the company, Mr. Eaken served as President and Chief Executive Officer of MapLinx Corporation (1991-1998), a marketing leader in retail desktop mapping software that is a subsidiary of a public PC based computer Software Company. Previously, Mr. Eaken's various executive management positions include his position as Vice President of Marketing for Sweda Group, Inc. (1987-1991), an international corporation, and Marketing Services Manager-International for the Official Airline Guides (OAG)(1978-
1987), owned by Dun and Bradstreet, Inc., and AMR/American Airlines. Mr. Eaken received his Bachelor of Science degree in Marketing from Milton College (University of Wisconsin, 1973).


Steven J. Peskaitis. Mr. Peskaitis was appointed Senior Vice President of Business Development in February, 2000. An entrepreneur since age 15, Mr. Peskaitis is the co-founder of Chicago Map Corporation, which was incorporated in 1992 and became a wholly owned subsidiary of LEXON in July, 1999. Mr. Peskaitis is a visionary with an extensive history in the development and design of mapping software. His well established presence within the GIS industry provided Chicago Map Corporation the opportunity for the National Atlas Project.

Paris Karahalios. Mr. Karahalios is a co-founder of TRIUS, Inc. and has served as the president and C.E.O. since its inception in August 1990. TRIUS, Inc., located in North Andover, Massachusetts, is a developer of mapping technology. Chicago Map Corporation acquired the assets of TRIUS, Inc. in March 1999. Mr. Karahalios received a M.S. in Nuclear Engineering/Fusion and a B.S. in Nuclear Engineering from the University of Lowell, Lowell, Massachusetts, in 1977 and 1981, respectively, and has been published in various software and scientific magazines.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Lexon's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of Lexon's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of Lexon's Common Stock. Lexon believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for its fiscal year ended December 31, 2000 (the fiscal year for which this report is being filed) were timely filed.


                     ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to Lexon's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2000, the end of Lexon's last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------

                     Annual Compensation                    Awards       Payouts
                                                Other      Restricted
Name and                                        Annual      Stock     Options  LTIP    All other
Principal Position Year  Salary       Bonus($) Compensation Awards   /SARs    Payout Compensation
------------------ ----  ------       -------- ------------ ------   -------  ------  ----------
Ken Eaken           2000  $121,160*     -0-       -0-         -0-      -0-      -0-       -0-
C.E.O. 9/00

Anthony Perino      2000  $ -0-         -0-       -0-         -0-      -0-      -0-       -0-
C.E.O. 2/00 to 9/00

Steven Peskaitis    2000  $65,400**     -0-       -0-         -0-      -0-      -0-       -0-
C.E.O. to 2/00      1999  $76,800**     -0-       -0-         -0-    456,996    -0-       -0-
                    1998  $35,000       -0-       -0-         -0-      -0-      -0-       -0-

Paris Karahalios    2000  $120,000***   -0-       -0-         -0-      -0-      -0-       -0-
Vice-president      1999  $ 95,000***   -0-       -0-         -0-    743,000    -0-       -0-
                    1998  $ -0-         -0-       -0-         -0-      -0-      -0-       -0-

*    Includes $31,936 of accrued compensation in 2000.
**   Includes $15,600 of accrued compensation in 1999 and $21,650 in 2000.
***   Includes $ 5,000 of accrued compensation in 1999 and $32,500 in 2000.


Bonuses and Deferred Compensation
---------------------------------
Accrued compensation in the table above reflects salary accrued but not paid.

Employment Agreements
---------------------
Ken Eaken signed an employment contract in February 2000 which was amended September 2000 upon his appointment as Chief Executive Officer. The contract was for a term of three years, automatically renewing for additional one year terms subject to thirty days notice of termination. At March 2002, the date this report is being filed, this agreement is the only employment agreement still outstanding, calling for annual compensation of $125,000, and expiring in April 19, 2003.

Compensation Pursuant to Plans
------------------------------
None.


Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Ken Eaken's employment agreement includes a termination provision which calls for 30 days notice of termination and the payment of the balance of his salary for the effective term as a severance. Otherwise, there are no compensatory plans or arrangements, including payments to be received from Lexon, with respect to any person named in the Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Lexon or its subsidiaries, or any change in control of Lexon, or a change in the person's responsibilities following a change in control of Lexon.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 10, 2002* the name and address and the number of shares of Lexon's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Lexon to own beneficially, more than 5% of the 15,872,561 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the concomitant increase in the number of outstanding shares.

*This report is being filed late. This table has been updated to the most recent practical date prior to filing.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      Anthony Perino                  7,551,500(1)         47.58
                  720 Plainfield Rd., #200
                  Willowbrook, IL 60521

Common Stock      Steven J. Peskaitis               831,996(2)          5.09
                  609 Coneflower Dr.
                  Romeoville, IL 60446

Common Stock      Paris Karahalios                1,473,800(3)          8.87
                  10 Ashford Lane
                  Andover, MA 01810

Common Stock      Kenneth J. Eaken                  843,100(4)          5.07
                  12131 Drujon Ln
                  Dallas, TX 75244

Common Stock      David Schulz                    1,068,300(5)          6.59
                  64 Heather Row
                  Tewksbury, MA 01876

Common Stock      Miller Capital Group            1,024,999(6)          6.48
                  4909 East McDowell Rd.
                  Phoenix, AZ 85008

Securities Ownership of Management
----------------------------------
Common Stock      Steven J. Peskaitis, director     831,996(2)          5.09
                   and Vice-president

Common Stock      Paris Karahalios, director      1,473,800(3)          8.87

Common Stock      Kenneth J. Eaken, director,       843,100(4)          5.07
                   President and C.E.O.
                                                  ---------            -----
Common Stock      Officers and Directors
                  As a Group (3 persons)          3,148,896            17.67
                                                  =========            =====
-----------------------------------------
footnotes appear on page following

(1) includes 2,001,700 shares held in a voting trust with Mr. Perino as trustee and 149,800 shares held in the Perino Trust of which Mr. Perino may be considered to exercise beneficial ownership.

(2) includes options for the purchase of 80,500 shares at $0.50 per share, and 376,496 shares at $2.80 per share, exercisable until 7/21/09.

(3) includes options for the purchase of 115,500 shares at $0.50 per share, and 627,500 shares at $2.80 per share, exercisable until 7/21/09.

(4) includes options for the purchase of 115,500 shares at $0.50 per share, and 627,500 shares at $2.80 per share, exercisable until 7/21/09.

(5) includes options for the purchase of 52,500 shares at $1.25 per share, and 285,000 shares at $2.80 per share, exercisable until 7/21/09.

(6) includes warrants for the purchase of 25,000 shares at $2.50 per share, exercisable until 8/10/04.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On February 9, 2000, the Company engaged Wolowicki & Associates, L.L.C, of which Jerome J. Wolowicki, a former director and officer of the Company, is a principal, to provide it with consulting services. Mr. Wolowicki resigned as a director and officer in August 2000.

On February 9, 2000, Lexon issued 1,000,000 shares of its common stock to Anthony Perino, a former officer and director, in exchange for $250,000 under the terms of a Stock Purchase Agreement, dated February 9, 2000, by and among Lexon, Steven J. Peskaitis and Mr. Perino. In addition, Lexon issued to Mr. Perino a warrant to purchase up to an additional 4,100,000 shares of Lexon common stock. The warrants are exercisable at prices from $0.25 per share to $0.50 per share and expire at certain times between September 1, 2000 and August 9, 2001. In connection with this warrant, Lexon and Mr. Perino entered into a Registration Rights Agreement which provides Mr. Perino with demand and piggy-back registration rights with respect to the shares of Lexon common stock subject to the warrants. These transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.

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

In September 2000, the Company issued a total of 1,345,000 options to purchase common stock at $0.25 per share to Dennis Blomquist, a former officer and director, in connection with a consulting agreement. Total invoices of $257,500 were presented towards the exercise of 1,030,000 options in the period ended December 31, 2000.

Subsequent events
-----------------
In January and February 2002, the Company issued a total of 650,000 shares to two creditors, Mark Scharmann (250,000 shares) and Wolowicki and Associates (400,000) pursuant to settlements agreements. This issuance was exempt from registration in reliance on Section 4(2) of the Act. See Note 12 to the financial statements.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              24
Consolidated Balance Sheet as of December 31, 2000                        25
Consolidated Statements of Operations for the years ended December 31,
 2000 and 1999                                                            26
Consolidated Statements of Stockholders' Equity                           27
Consolidated Statements of Cash Flows for the years ended December 31,
 2000 and 1999                                                            28
Notes to Consolidated Financial Statements                                30

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

None.

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2000.

On August 3, 2001, Lexon filed a Current Report on Form 8-K, as amended, reporting that Lexon's prior accountant is no longer performing audits on public companies.

On February 12, 2002, Lexon filed a Current Report on Form 8-K, reporting the appointment of Chisholm & Associates as its certified public accountant.

PAGE> 23
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        LEXON TECHNOLOGIES, INC.


Date: March 25, 2002                    By /S/Kenneth J. Eaken, President,
                                      C.E.O. and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Lexon Technologies, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexon Technologies, Inc. and Subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has minimal assets and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Chisholm & Associates
North Salt Lake, Utah
March 12, 2002

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheet

ASSETS

                                                                 December 31,
                                                                     2000
                                                                 ------------
CURRENT ASSETS
 Cash                                                           $       6,873
 Accounts receivable, less allowance for doubtful accounts
  of $10,000.                                                          12,746
                                                                 ------------
   Total Current Assets                                                19,619
                                                                 ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                                                 5,371
 Furniture and fixtures                                                99,358
 Equipment                                                             48,372
 Accumulated depreciation                                            (111,431)
                                                                 ------------
   Total Property and Equipment                                        41,670
                                                                 ------------
TOTAL ASSETS                                                    $      61,289
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                               $     586,447
 Accrued interest                                                      84,505
 Accrued wages                                                        159,106
 Accrued distributions                                                209,774
 Other accrued expenses                                                13,104
 Notes payable, related parties                                     1,063,000
                                                                 ------------
   Total Current Liabilities                                        2,115,936
                                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, par value $0.001 per share; authorized
  100,000,000 shares; issued and outstanding 15,872,561 shares         15,873
 Additional paid-in capital                                           807,688
 Accumulated deficit                                               (2,878,208)
                                                                 ------------
Total Stockholders' Equity (Deficit)                               (2,054,647)
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $      61,289
                                                                 ============



The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations


                                                               For the
                                                             Year Ended
                                                             December 31,
                                                         2000         1999
                                                      ----------   ----------
NET SALES                                            $   730,210  $   749,793

COST OF SALES                                             17,672      309,159
                                                      ----------   ----------
GROSS MARGIN                                             712,538      440,634
                                                      ----------   ----------
EXPENSES
 Selling, general and administrative                   1,897,185    1,328,379
 Research and development                                458,835            -
 Depreciation and amortization                            80,106      125,629
                                                      ----------   ----------
   Total Expenses                                      2,436,126    1,454,008
                                                      ----------   ----------
(LOSS) BEFORE OTHER INCOME (EXPENSE)                  (1,723,588)  (1,013,374)
                                                      ----------   ----------
OTHER INCOME (EXPENSE)
 Interest income                                             457        3,246
 Interest expense and debt issue costs                  (167,871)     (82,427)
 Loss on disposition of assets                           (70,808)      (3,338)
 Debt forgiveness                                         36,942            -
 Other income                                            150,000        6,411
                                                      ----------   ----------
   Total Other Income (Expense)                          (51,280)     (76,108)
                                                      ----------   ----------
(LOSS) BEFORE INCOME TAXES                            (1,774,868)  (1,089,482)

INCOME TAXES                                                   -            -
                                                      ----------   ----------
NET (LOSS)                                           $(1,774,868) $(1,089,482)
                                                      ==========   ==========
BASIC (LOSS) PER COMMON SHARE                        $     (0.13) $     (0.09)
                                                      ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            14,061,353   11,640,886
                                                      ==========   ==========




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                      Total
                                                                        Additional                 Stockholders'
                                                 Common Stock            Paid-In     Accumulated      Equity
                                              Shares        Amount       Capital       Deficit       (Deficit)
                                            ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1998                  11,500,081   $    11,500   $         -   $   239,725   $   251,225

Stockholders' deficit assumed in
 reverse acquisition of Rexford, Inc.
 by Chicago Map Corporation                          -             -             -       (40,549)      (40,549)

Issuance of common stock for cash              941,480           942        68,119           500        69,561

Net loss for the year ended
 December 31, 1999                                   -             -             -    (1,089,482)   (1,089,482)

Distributions to stockholders
 Cash                                                -             -             -        (3,760)       (3,760)
 Accrued                                             -             -             -      (209,774)     (209,774)
                                            ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1999                  12,441,561        12,442        68,119    (1,103,340)   (1,022,779)

Issuance of common stock for cash            2,301,000         2,301       458,199             -       460,500

Issuance of common stock for services
 through exercise of options                 1,030,000         1,030       256,470             -       257,500

Issuance of common stock in lieu
 of interest                                   100,000           100        24,900             -       350,000

Net loss for the year ended
 December 31, 2000                                   -             -             -    (1,774,868)   (1,774,868)
                                            ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2000                  15,872,561   $    15,873   $   807,688   $(2,878,208)  $(2,054,647)
                                            ==========    ==========    ==========    ==========    ==========








The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows


                                                               For the
                                                             Year Ended
                                                             December 31,
                                                         2000         1999
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $(1,774,868) $(1,089,482)
Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
 Depreciation and amortization                            80,106      125,629
 Bad debts                                                 7,500            -
 Debt issue costs                                         38,442            -
 Costs expensed as research and development              458,835            -
 Debt forgiveness                                        (36,942)           -
 Stock issued as interest cost                            25,000            -
 Exercise of stock options for services                  257,500            -
 Loss on disposition of assets                            70,808        3,338
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable               (2,093)      80,022
 (Increase) decrease in inventories                        1,656        6,357
 (Increase) decrease in prepaid expenses                  12,570      (12,570)
 (Increase) decrease in deferred charges and deposits     90,202            -
 Increase (decrease) in accounts payable and
  accrued expenses                                       550,725      238,417
                                                      ----------   ----------
Net Cash (Used in) Operating Activities                 (220,559)    (648,289)
                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets                        61,390            -
Capital expenditures                                     (11,184)    (100,405)
Payment of computer software costs                      (179,323)    (330,966)
Payment of debt issue costs                                    -      (65,900)
Payment of deferred charges                                    -      (72,440)
Payment of deposits                                            -      (17,762)
                                                      ----------   ----------
Net Cash (Used in) Investing Activities                 (129,117)    (587,473)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                        -    1,123,000
Advance from shareholder                                 115,000            -
Principal payments under capital lease obligation        (64,843)      (3,673)
Principal payments under related party notes payable    (175,000)           -
Proceeds from issuance of common stock                   460,500       69,561
Cash distributions paid to stockholders                        -       (3,760)
                                                      ----------   ----------
Net Cash Provided by Financing Activities            $   335,657  $ 1,185,128
                                                      ----------   ----------



The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)


                                                               For the
                                                             Year Ended
                                                             December 31,
                                                         2000         1999
                                                      ----------   ----------
NET (DECREASE) IN CASH                               $   (14,019) $   (50,634)

CASH AT BEGINNING OF YEAR                                 20,892       71,526
                                                      ----------   ----------
CASH AT END OF YEAR                                  $     6,873  $    20,892
                                                      ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Cash paid for:
 Interest                                            $    43,143  $    62,958
 Income Taxes                                        $         -  $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Net liabilities assumed in reverse acquisition of
 Rexford, Inc.                                       $         -  $    40,549
Capital lease obligations incurred when Company
 entered into leases for new equipment               $         -  $   105,458
Common stock issued in lieu of interest              $    25,000  $         -











The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999


NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Lexon Technologies, Inc. (Lexon) and its wholly-owned subsidiary, Chicago Map Corporation (CMC). Collectively, they are referred to herein as the "Company". Lexon was incorporated under the laws of the State of Delaware on April 20, 1989 under the name of California Cola Distributing Company, Inc. The name was later changed to Rexford, Inc. on October 1, 1992.

On July 21, 1999, Lexon acquired all of the issued and outstanding common stock of CMC in exchange for 10,500,000 shares of common stock. The shares issued in the acquisition resulted in the owners of CMC having operating control of Lexon immediately following the acquisition. Therefore, for financial reporting purposes, CMC is deemed to have acquired Lexon in a reverse acquisition accompanied by a recapitalization. The surviving entity reflects the assets and liabilities of Lexon and CMC at their historical book values and the historical operations of the Company are those of CMC. The issued common stock is that of Lexon and the accumulated deficit is that of CMC. The statements of operations include the operations of CMC for the years ended December 31, 2000 and 1999 and the operations of Lexon from July 21, 1999 (date of acquisition) through December 31, 2000.

Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to Lexon Technologies, Inc.

The Company creates digital map technologies which provide for the design and development of advanced geographic and mapping software applications for institutional, governmental, corporate and public consumers throughout the world.

On March 12, 1999, CMC acquired certain assets of TRIUS, Inc. for $62,300 in cash and 2,198 shares of common stock of CMC. The principal business of TRIUS, Inc. was the development of computer software technologies.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Principles of Consolidation

The consolidated financial statements include the accounts of Lexon Technologies, Inc. and its wholly-owned subsidiary, Chicago Map Corporation. All material intercompany accounts and transactions have been eliminated in the consolidation.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES (Continued)

e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

f.  Basic (Loss) Per Share

The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is antidilutive for the periods presented.

                                              December 31,
                                           2000          1999
                                        -----------   ----------
Numerator - loss                       $ (1,774,868) $(1,089,482)
Denominator - weighted average number
 of shares outstanding                   14,061,353   11,640,886
                                        -----------   ----------
Loss per share                         $      (0.13) $     (0.09)
                                        ===========   ==========

g.  Property and Equipment

Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

   Description                      Estimated Useful Life
   -----------                      ---------------------
   Leasehold improvements                   40 years
   Furniture and fixtures               5 to 7 years
   Equipment                            3 to 5 years

Depreciation expense for the years ended December 31, 2000 and 1999 was $34,339 and $37,639, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES (Continued)

h.  Computer Software Costs

Costs related to the purchase and development of computer software are capitalized from the time technological feasibility is established until the software is ready for use. Upon the general release of the software to consumers, capitalized costs are amortized on a straight-line basis over the estimated economic life of the software, generally twenty-four months. Amortization expense charged to income for the year ended December 31, 1999 was $60,532. It was determined by management at December 31, 2000, that the capitalized computer software costs did not have any remaining future value and management had no immediate use for the software. Accordingly, at December 31, 2000, the capitalized costs were charged to income as research and development costs.

i.  Debt Issue Costs

Expenses related to the issuance of notes payable are amortized on a straight-line basis over the term of the notes. Debt issue costs charged to income was $38,442 and $27,458 in 2000 and 1999, respectively.

j.  Revenue Recognition

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

k.  Income Taxes

Prior to July 2, 1999, CMC had elected S corporation status for income tax purposes. Under this election, the Company was not liable for federal income taxes, but was liable for certain state income and replacement taxes. Federal taxable income and tax credits flows through to the stockholders to be reported on their individual income tax returns. Upon acquisition by Lexon, CMC terminated its S corporation election.

l.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

m.  Other Income

During the year ended December 31, 2000, the Company was awarded a settlement of $150,000 on a previously filed lawsuit. Attorney fees and costs were paid out of the proceeds of the settlement and the remaining cash was received during May 2000.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 2 -NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at December 31, 2000 consisted of the following:

Promissory notes originally due on August 1, 2000
 with interest payable monthly at 18%.  Effective
 February 1, 2000, the interest rate was adjusted to 12%,
 currently in default.                                         $     575,000

Promissory note originally due on March 26, 2000 with
 interest payable at maturity at 12%, currently in default.          100,000

Promissory note with stockholder and officer, due on
 demand, non-interest bearing, unsecured.                            115,000

Promissory notes with stockholders and employees originally
 due on various dates through April 29, 2000.  Interest
 at 12% is payable at maturity, currently in default.                273,000
                                                                 -----------
                                                               $   1,063,000
                                                                 ===========

The promissory notes originally due on August 1, 2000 were secured by all of the assets of the Company, the common stock of CMC, and the guarantees of CMC and an officer of the Company. Subsequent to December 31, 2000, the note holders seized the remaining Company's assets in lieu of the $575,000 (see
Note 12).

The remaining notes payable due to related parties were subsequently settled for $5,203 in cash and 250,000 shares of common stock (see Note 12).

NOTE 3 -CAPITAL LEASE OBLIGATIONS

During the year ended December 31, 2000, the Company entered into settlement agreements on their capital lease debts paying a total of $58,000 resulting in a gain on debt release of $36,942. The corresponding leased assets were then sold to a related party for a total of $61,390 resulting in a loss on the disposition of assets of $42,932.

NOTE 4 -REVERSE STOCK SPLIT

On July 20, 1999, the stockholders of Lexon approved a one-for-seventy reverse stock split whereby the issued and outstanding shares of common stock of the Company were reduced from 70,000,000 to 1,000,081. The reverse stock split did not affect the authorized shares of common stock of the Company.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 5 -2000 NON-QUALIFIED STOCK OPTION PLAN

On September 14, 2000, the Company adopted a 2000 Non-Qualified Stock Option Plan (the "Plan") under which options to acquire stock of the Company may be granted from time to time to employees and consultants of the Company or its subsidiaries. Under the Plan, a total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options granted under the terms of the Plan. The exercise price of each option issued under the Plan shall be determined by the Board of Directors on the date of grant. The Board also determines the term, restrictions on vesting and exercise dates although the term cannot exceed 5 years.

Pursuant to the Plan, the Company issued a total of 1,345,000 options to a consultant of the Company during the year ended December 31, 2000. The options are exercisable at $0.25 per share and expire on September 12, 2002. A total of 1,030,000 of the granted options were also exercised during 2000 for a total of $257,500.

NOTE 6 -STOCK-BASED COMPENSATION

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

During 2000, the Company issued an additional 1,345,000 stock options pursuant to the 2000 Non-Qualified Stock Option Plan (Note 5). The options were granted at market price and, as a result, no compensation expense was recognized in 2000. The weighted average exercise price of the options was $0.25 per share. A total of 1,030,000 options were exercised during 2000 for a total of $257,500. The weighted average life of the options outstanding at December 31, 2000 was 7.81 years.

Proforma information regarding net income (loss) and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined in that statement. The weighted average fair value of stock options granted during 1999 and 2000 was $0.61 and $0.18 per share, respectively. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, dividend yield of 0%, expected volatility factor of 10%, and an expected life of 2-10 years. The Company's proforma information for 1999 and 2000 follows:

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 6 - STOCK BASED COMPENSATION (Continued)

   1999                             Proforma      As Reported
   ----                            ----------     -----------
   Net loss                       $(3,241,927)   $ (1,089,482)
   Loss per common share
     Basic                              (0.28)          (0.09)
     Diluted                            (0.28)          (0.09)

   2000
   ----
   Net loss                       $(2,016,968)   $ (1,774,868)
   Loss per common share
     Basic                              (0.14)          (0.13)
     Diluted                            (0.14)          (0.13)

These proforma amounts may not be representative of the effects of such disclosure in future years.

NOTE 7 -STOCK PURCHASE WARRANTS

In connection with the issuance of notes payable during 1999, the Company issued stock purchase warrants to note holders that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock.

In connection with the issuance of common stock during 2000, the Company issued 4,250,000 additional stock purchase warrants to shareholders that are convertible into shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. In addition, a total of 2,700,000 stock purchase warrants expired during 2000.

Stock purchase warrants outstanding at December 31, 2000 consist of the following:

Warrants convertible at an exercise price
 of $2.50 per share with expiration dates
 ranging from January 2001 to August 2004.                  548,000

Warrants convertible at an exercise price of
 $0.50 per share with expiration dates ranging
 from February 2001 to August 2001.                       1,023,000

Warrants convertible at an exercise price
 of $0.25 per share with expiration dates
 through February 2001.                                   1,000,000
                                                         ----------
          Total                                           2,571,000
                                                         ==========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 8 -EMPLOYEE BENEFIT PLAN

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

NOTE 9 -INCOME TAXES

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

At December 31, 2000, the Company had net operating loss carryforwards of approximately $2,700,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                               For the Years Ended
                                                   December 31,
                                                2000          1999
                                              ----------   ----------
Income tax benefit at statutory rate         $ 1,052,000  $   398,600
Change in valuation allowance                 (1,052,000)    (398,600)
                                              ----------   ----------
                                             $         -  $         -
                                              ==========   ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 10 -RELATED PARTY TRANSACTIONS

Effective September 12, 2000, the Company entered into a consulting agreement with a related party to oversee certain corporate matters. The consulting period was on an as needed basis but not less than twelve months. As additional compensation to the consultant, the Company granted a total of 1,345,000 options to purchase shares of common stock at $0.25 per share exercisable for a two-year period. Pursuant to APB No. 25, no compensation expense was recorded by the Company for the options granted as the options were granted at the current market price.

On September 20, 2000, the consultant exercised 400,000 of the stock options by submitting an invoice to the Company totaling $100,000 for services to be rendered pursuant to the consulting agreement. An additional invoice was submitted by the consultant on September 21, 2000 for services to be rendered in connection with website development totaling $87,500. An additional 350,000 options were exercised pursuant to the second invoice for $87,500. A third invoice was submitted by the consultant on November 20, 2000 for investor relations and website development totaling $70,000. An additional 280,000 options were exercised pursuant to the third invoice for $70,000. It was determined by management of the Company that no additional services were provided by the consultant to the Company subsequent to December 31, 2000. Accordingly, the entire $257,500 was charged to income for the year ended December 31, 2000.

On September 18, 2000, the Company entered into, a separate Development Licensing Agreement (the "Agreement") with the same related party. Pursuant to the Agreement, the Company was to receive $87,500 as a one-time non-exclusive license fee allowing the related party to use the Internet MapMania SDK on up to six web servers.

The Company has also entered into an employment agreement with its President for annual compensation of $125,000, expiring April 19, 2003.

NOTE 11 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,878,208 at December 31, 2000, a working capital deficit of approximately $2,100,000 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company's assets were entirely seized in August 2001 as described in Note 12. Through some additional funding in late 2001, the Company has been able to settle a large majority of its outstanding debt (Note 12). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 12 -SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the following significant events occurred:

1. Effective July 25, 2001, certain secured creditors holding past due promissory notes totaling $575,000 exercised their rights pursuant to a Security Agreement dated November 18, 1999, to take possession of the assets of the Company and to sell such assets at a private or public sale. A public sale was held on August 14, 2001 at which time, the secured creditors acquired the assets of the Company in lieu of the outstanding note totaling $575,000.

2. Settlement agreements were entered into with various creditors as follows:

                                  Original Amount
Description                          Of Debt             Settlement Amount
-----------                       ---------------        -----------------
Notes payable - related parties  $        553,979       $5,203 plus 250,000
 and accrued interest                                    shares of common
                                                         stock valued at
                                                         $2,000

Accrued distributions            $        209,774       $97

Accrued wages                    $          8,500       $850

Accounts payable                 $        331,742       $58,724 plus 400,000
                                                         shares of common
                                                         stock valued at
                                                         $3,200

3. The Company entered into a Bridge Loan ("Loan") with a corporation for a total of $200,000, which may be convertible into 25,000,000 shares of the Company's outstanding common stock upon occurrence of certain events. The Company has received $150,000 of the $200,000 as of the date of our audit report which has been used for various settlement agreements and ongoing legal and accounting services. Interest accrues on the loan at 4.5% per annum.