Form 10QSB
period 2001-03-31
LEXON TECHNOLOGIES INC
filed 2002-03-27
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 2001


                      Commission File Number 0-24721



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



             13237 Montfort Drive, #205, Dallas, Texas 75240
             -----------------------------------------------
                 (Address of Principle Executive Offices)


                             (972)386-6054
           --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)




Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes     No X     (2) Yes X   No
       ---    ---           ---    ---
THIS REPORT IS BEING FILED ON OR ABOUT MARCH 25, 2002, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED. AS A RESULT, READERS ARE ENCOURAGED TO CONSULT THE COMPANY'S REPORTS FOR PERIODS SUBSEQUENT TO THE PERIOD FOR WHICH THIS REPORT HAS BEEN FILED TO OBTAIN CURRENT INFORMATION REGARDING THE COMPANY.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                         16,486,831
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of March 22, 2002



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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS
                                                  March 31,      December 31,
                                                    2001            2000
                                                -----------      -----------
                                                (Unaudited)
CURRENT ASSETS
 Cash                                          $          -     $      6,873
 Accounts receivable                                  6,490           12,746
                                                -----------      -----------
   Total Current Assets                               6,490           19,619
                                                -----------      -----------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               5,371            5,371
 Furniture and fixtures                              99,358           99,358
 Equipment                                           48,372           48,372
 Accumulated depreciation                          (116,543)        (111,431)
                                                -----------      -----------
   Total Property and Equipment                      36,558           41,670
                                                -----------      -----------
TOTAL ASSETS                                   $     43,048     $     61,289
                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                              $    627,801     $    586,447
 Bank overdraft                                       1,072                -
 Accrued interest                                    99,425           84,505
 Accrued wages                                      252,340          159,106
 Accrued distributions                              209,774          209,774
 Other accrued expenses                               6,745           13,104
 Notes payable, related parties                   1,058,000        1,063,000
                                                -----------      -----------
   Total Current Liabilities                      2,255,157        2,115,936
                                                -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; issued and
  outstanding 15,872,561 shares                      15,873           15,873
 Additional paid-in capital                         807,688          807,688
 Accumulated deficit                             (3,035,670)      (2,878,208)
                                                -----------      -----------
   Total Stockholders' Equity (Deficit)          (2,212,109)      (2,054,647)
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                              $     43,048     $     61,289
                                                ===========      ===========
The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
                                                          For the
                                                     Three Months Ended
                                                          March 31,
                                                    2001            2000
                                                -----------      -----------
NET SALES                                      $     84,617     $    161,468

COST OF SALES                                           217           24,800
                                                -----------      -----------
GROSS MARGIN                                         84,400          136,668
                                                -----------      -----------
EXPENSES
 Selling, general and administrative                221,830          558,515
 Depreciation and amortization                        5,112           46,604
                                                -----------      -----------
   Total Expenses                                   226,942          605,119
                                                -----------      -----------
(LOSS) BEFORE OTHER INCOME (EXPENSE)               (142,542)        (468,451)
                                                -----------      -----------
OTHER INCOME (EXPENSE)
 Interest income                                          -              299
 Interest expense                                   (14,920)         (40,704)
 Other income                                             -          150,000
                                                -----------      -----------
   Total Other Income (Expense)                     (14,920)         109,595
                                                -----------      -----------
(LOSS) BEFORE INCOME TAXES                         (157,462)        (358,856)
                                                -----------      -----------
INCOME TAXES                                              -                -

NET (LOSS)                                     $   (157,462)    $   (358,856)
                                                -----------      -----------
BASIC (LOSS) PER COMMON SHARE                  $      (0.01)    $      (0.03)
                                                -----------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       15,872,561       13,122,005
                                                -----------      -----------



The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
                                                          For the
                                                     Three Months Ended
                                                          March 31,
                                                    2001            2000
                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                    $   (157,462)    $   (358,856)
 Adjustments to reconcile net (loss) to net
  cash(used in) operating activities:
  Depreciation and amortization                       5,112           46,604
  Deferred charges                                        -           72,440
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable          6,256          (88,763)
  (Increase) decrease in prepaid expenses                 -           10,750
 Increase (decrease) in accounts payable and
  accrued expenses                                  143,149          157,496
                                                -----------      -----------
   Net Cash (Used in) Operating Activities           (2,945)        (160,329)
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     -           (5,371)
 Payment of computer software costs                       -          (62,835)
                                                -----------      -----------
   Net Cash (Used in) Investing Activities                -          (68,206)
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft                                       1,072                -
 Advance from shareholder                                 -           75,000
 Principal payments under capital lease
  obligation                                              -           (5,002)
 Principal payments under notes payable              (5,000)        (150,000)
 Proceeds from issuance of common stock                   -          350,500
                                                -----------      -----------
   Net Cash Provided (Used by) Financing
    Activities                                       (3,928)         270,498
                                                -----------      -----------
NET INCREASE(DECREASE) IN CASH                       (6,873)          41,963

CASH AT BEGINNING OF YEAR                             6,873           20,892
                                                -----------      -----------
CASH AT END OF YEAR                            $          -     $     62,855
                                                ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid for:
  Interest                                     $          -     $     23,312
  Income Taxes                                 $          -     $          -

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31,2000


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,878,208 at December 31, 2000, a working capital deficit of approximately $2,100,000 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company's assets were entirely seized in August 2001 (a date subsequent to the periods for which these financial statements have been presented). Through some additional funding in late 2001, the Company has been able to settle a large majority of its outstanding debt. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

THIS REPORT IS BEING FILED ON OR ABOUT MARCH 25, 2002, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO MARCH 31, 2001. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS FILED SUBSEQUENT TO THIS REPORT.

General
-------
SUBSEQUENT TO THE END OF THE FISCAL PERIOD FOR WHICH THIS REPORT IS BEING FILED, LEXON'S ASSETS WERE SEIZED DUE TO DEFAULT ON A LOAN AGREEMENT AND SOLD AT PUBLIC AUCTION IN AUGUST 2001. CURRENTLY, LEXON HAS NO BUSINESS OPERATIONS. RECENTLY, LEXON'S MANAGEMENT OBTAINED SOME BRIDGE FINANCING AND IS SEEKING TO SETTLE OUTSTANDING DEBTS AND BECOME CURRENT IN ITS REPORTING OBLIGATIONS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. MANAGEMENT IS ALSO EXPLORING POSSIBLE BUSINESS OPPORTUNITIES OR COMBINATIONS ALTHOUGH NO DEFINITIVE TERMS OR AGREEMENTS HAVE BEEN ENTERED INTO.

On March 1, 2001, LEXON and the U.S. Geological Survey mutually agreed to terminate the Cooperative Research and Development Agreement. Although the project succeeded in achieving its primary objectives of incorporating National Atlas data supplied by USGS in the ENTELiS portal, additional funding for further development never materialized and the project has been abandoned.

Results of Operations
---------------------
Three Months ended March 31, 2001 compared to March 31, 2000
------------------------------------------------------------------
Our net sales decreased for the three months ended March 31, 2001 to $84,617 from $161,468 for the three months ended March 31, 2000. The primary factor in the general decrease of the year-to-date sales is Lexon's shift from the retail market to what management expected to be the more profitable commercial market and its focus on developing the National Atlas project, now abandoned.

Our gross margin decreased during the three months ended March 31, 2001 to $84,400 from $136,668 for the same period in the prior year. A decrease in the cost of sales in the period ended March 31, 2001 compared to the prior year period is due to the fact that the majority of the sales revenue in 2001 came from licensing which had no associated hard costs.

Our selling, general and administrative expenses decreased to $221,830 for the three months ended March 31, 2001 from $558,515 for the same period in 2000. The decrease for the three months in fiscal 2001 is primarily attributable to the necessary reduction in Lexon's workforce because of lack of operating funds.

Other expense for the three month ended March 31, 2001 was $14,920 consisting of interest expense on loans and notes payable. For the comparable period in 2000, significantly higher interest expense of $40,704, was offset by a payment of $150,000 received in settlement of an outstanding lawsuit, for other income of $109,595.

Our net loss decreased to $157,462 for the three months ended March 31, 2001, with basic loss per share of $0.01, from $358,856 for the same period in 2000, with basic loss per share of $0.03.

Liquidity and Capital Resources
-------------------------------
At March 31, 2001, Lexon had a working capital deficit of $2,248,667 with a bank overdraft of $1,072 and accounts receivable of $6,490. For the three months ended March 31, 2001 the primary source of liquidity was increases in accounts payable and accrued expenses, compared with fiscal 2000 when Lexon received cash from the issuance of notes payable and the issuance of common stock. In addition, in the first quarter of fiscal 2000, Lexon received $150,000 cash in settlement of a pending lawsuit.

The net cash used by operations was $2,945 for the three months ended March 31, 2001 compared to net cash used in operations of $160,329 for the same period in 2000. Operations in 2001 were greatly reduced due to lack of resources.

Net cash used by investing activities was $0 for the three months ended March 31, 2001 compared to $68,206 used in the same period in the prior year, consisting of payments for computer software and capital expenditures. In fiscal 2001, Lexon had no resources to expend on investing activities.

Net cash used in financing activities was $3,928 for the three months ended March 31, 2001, due to principal payments of notes payable, offset by a bank overdraft of $1,072. For the same period in the prior year, net cash from financing activities was $270,498 derived from a stockholder advance and the sale of common stock, offset by payments under a capital lease and principal payments on notes payable.

In 2001 and 2000, Lexon has incurred significant losses which have resulted in an accumulated deficit of $2,878,208 at December 31, 2000, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. At March 31, 2001, management was hoping to be being able to renegotiate favorable payment terms with some creditors and extend repayment terms with related parties on notes payable. However, Lexon's assets were entirely seized in August 2001, and its operations ceased at that date. Through recent bridge financing, Lexon has been able to settle a substantial portion of its outstanding debt, and management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to recommence operations during fiscal 2002, although no definitive terms or agreements for funding or a business combination have been reached. Lexon intends to include additional information regarding management's efforts in subsequent reports.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Lexon is not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS
   None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES
   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
   None.

ITEM 5.  OTHER INFORMATION
   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    --------
    None.

(b) Reports on Form 8-K
    -------------------
    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: March 25, 2002

/S/Kenneth J. Eaken, President,
   Chief Executive Officer and Principal Accounting Officer