Form 10QSB
period 2001-06-30
LEXON TECHNOLOGIES INC
filed 2002-03-27
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 2001


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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

                                                   June 30,      December 31,
                                                    2001            2000
                                                -----------      -----------
                                                (Unaudited)
CURRENT ASSETS
 Cash                                          $      5,683     $      6,873
 Accounts receivable                                  1,227           12,746
                                                -----------      -----------
   Total Current Assets                               6,910           19,619
                                                -----------      -----------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               5,371            5,371
 Furniture and fixtures                              99,358           99,358
 Equipment                                           48,372           48,372
 Accumulated depreciation                          (120,133)        (111,431)
                                                -----------      -----------
   Total Property and Equipment                      32,968           41,670
                                                -----------      -----------
TOTAL ASSETS                                   $     39,878     $     61,289
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                              $    648,125     $    586,447
 Accrued interest                                   110,615           84,505
 Accrued wages                                      269,706          159,106
 Accrued distributions                              209,774          209,774
 Other accrued expenses                               6,013           13,104
 Notes payable, related parties                   1,058,000        1,063,000
                                                -----------      -----------
   Total Current Liabilities                      2,302,233        2,115,936
                                                -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; issued and
  outstanding 15,872,561 shares                      15,873           15,873
 Additional paid-in capital                         807,688          807,688
 Accumulated deficit                             (3,085,916)      (2,878,208)
                                                -----------      -----------
   Total Stockholders' Equity (Deficit)          (2,262,355)      (2,054,647)
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                              $     39,878     $     61,289
                                                ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

                                                 For the                      For the
                                            Three Months Ended            Six Months Ended
                                                 June 30,                      June 30,
                                           2001           2000            2001          2000
                                        -----------    -----------    -----------    -----------
NET SALES                              $    136,201   $    267,487   $    220,818   $    428,953

COST OF SALES                                    15         16,139            232         40,938
                                        -----------    -----------    -----------    -----------
GROSS MARGIN                                136,186        251,348        220,586        388,015
                                        -----------    -----------    -----------    -----------
EXPENSES
 Selling, general and administrative        171,652        422,913        393,482        981,429
 Depreciation and amortization                3,590         42,245          8,702         88,849
                                        -----------    -----------    -----------    -----------
   Total Expenses                           175,242        465,158        402,184      1,070,278
                                        -----------    -----------    -----------    -----------
(LOSS) BEFORE OTHER INCOME (EXPENSE)        (39,056)      (213,810)      (181,598)      (682,263)
                                        -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
 Interest income                                  -            157              -            457
 Interest expense                           (11,190)       (32,663)       (26,110)       (73,365)
 Loss on disposition of assets                    -        (70,808)             -        (70,808)
 Debt forgiveness                                 -         36,942              -         36,942
 Other income                                     -              -              -        150,000
                                        -----------    -----------    -----------    -----------
   Total Other Income (Expense)             (11,190)       (66,372)       (26,110)        43,226
                                        -----------    -----------    -----------    -----------
(LOSS) BEFORE INCOME TAXES                  (50,246)      (280,182)      (207,708)      (639,037)

INCOME TAXES                                      -              -              -              -
                                        -----------    -----------    -----------    -----------
NET (LOSS)                             $    (50,246)  $   (280,182)  $   (207,708)  $   (639,037)
                                        ===========    ===========    ===========    ===========
BASIC (LOSS) PER COMMON SHARE          $      (0.00)  $      (0.02)  $      (0.01)  $      (0.05)
                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                             15,872,561     13,842,561     15,872,561     13,478,545
                                        ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
                                                         For the
                                                      Six Months Ended
                                                         June 30,
                                                    2001            2000
                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                    $   (207,708)    $   (639,037)
 Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Depreciation and amortization                       8,702           88,849
  Deferred charges                                        -           72,440
  Debt forgiveness                                        -          (36,942)
  Loss on disposition of assets                           -           70,808
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable         11,519          (29,186)
  (Increase) decrease in prepaid expenses                 -           10,750
  Increase (decrease) in accounts payable
   and accrued expenses                             191,297          282,067
                                                -----------      -----------
   Net Cash Provided by (Used in)
    Operating Activities                              3,810         (180,251)
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                       -           55,590
 Capital expenditures                                     -          (11,185)
 Payment of computer software costs                       -         (134,911)
                                                -----------      -----------
   Net Cash (Used in) Investing Activities                -          (90,506)

CASH FLOWS FROM FINANCING ACTIVITIES
 Advance from shareholder                                 -          115,000
 Principal payments under capital lease obligation        -          (62,081)
 Principal payments under notes payable              (5,000)        (150,000)
 Proceeds from issuance of common stock                   -          350,500
                                                -----------      -----------
   Net Cash Provided (Used by)
    Financing Activities                             (5,000)         253,419
                                                -----------      -----------
NET (DECREASE) IN CASH                               (1,190)         (17,338)

CASH AT BEGINNING OF YEAR                             6,873           20,892
                                                -----------      -----------
CASH AT END OF YEAR                            $      5,683     $      3,554
                                                ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid for:
  Interest                                     $          -     $     50,985
  Income Taxes                                 $          -     $          -

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31,2000

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

THIS REPORT IS BEING FILED ON OR ABOUT MARCH 25, 2002, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO JUNE 30, 2001. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS FILED SUBSEQUENT TO THIS REPORT.

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

Results of Operations
---------------------
Three and Six Months ended June 30, 2001 compared to June 30, 2000
------------------------------------------------------------------
Our net sales decreased for the three months ended June 30, 2001 to $136,201 from $267,487 for the three months ended June 30, 2000. During the first six months of 2001 net sales decreased to $220,818 from $428,953 compared to the same period in the prior year. The primary factor in the general decrease of the year-to-date sales is Lexon's shift from the retail market to what management expected to be the more profitable commercial market and its focus on developing the National Atlas project.

Our gross margin decreased during the three months ended June 30, 2001 to $136,186 from $251,348 for the same period in the prior year. For the six month period ended June 30, 2001, gross margin decreased to $220,586 from $388,015 for the same period in 2000. A decrease in the cost of sales in the periods ended June 30, 2001 compared to the prior year periods is due to the fact that the majority of the sales revenue in 2001 came from licensing which had no associated hard costs.

Our selling, general and administrative expenses decreased to $171,652 for the three months ended June 30, 2001 from $422,913 for the same period in 2000. Selling, general and administrative expenses for the six month period ended June 30, 2001 decreased to $393,482 from $981,429 for the same period in 2000. The decrease for the three and six months in fiscal 2001 is primarily attributable to the necessary reduction in Lexon's workforce because of lack of operating funds.

Other expense for the three and six months ended June 30, 2001 was $11,190 and $26,110 consisting of interest expense on loans and notes payable. For the comparable periods in 2000, significantly higher interest expenses of $32,663 and $73,365, respectively, and loss on disposition of assets of $70,800, were offset by debt forgiveness of $36,942 due to a settlement of lease obligations, and a payment of $150,000 received in settlement of an outstanding lawsuit.

Our net loss decreased to $50,246 for the three months ended June 30, 2001, with no basic loss per share, from $280,182 for the same period in 2000, with basic loss per share of $.02. For the six months of 2001, our net loss was $207,708, or a basic loss per share of $0.01, compared to a loss of $639,037 for the same period in the prior year, with basic loss per share of $0.05.


Liquidity and Capital Resources
-------------------------------
At June 30, 2001, Lexon had a working capital deficit of $2,295,323 with cash of $5,683 and accounts receivable of $1,227. For the six months ended June 30, 2001 the primary source of liquidity was increases in accounts payable and accrued expenses, compared with fiscal 2000 when Lexon received cash from the issuance of notes payable and the issuance of common stock. In addition, in the first quarter of fiscal 2000, Lexon received $150,000 cash in settlement of a pending lawsuit.

The net cash from operations was $3,810 for the six months ended June 30, 2001 compared to net cash used in operations of $180,251 for the same period in 2000. Operations in 2001 were greatly reduced due to lack of resources.

Net cash used by investing activities was $0 for the six months ended June 30, 2001 compared to $90,506 used in the same period in the prior year, consisting of payments for computer software and capital expenditures, offset by proceeds from the sale of fixed assets. In fiscal 2001, Lexon had no resources to expend on investing activities.

Net cash used in financing activities was $5,000 for the six months ended June 30, 2001, due to principal payments of notes payable. For the same period in the prior year, net cash from financing activities was $253,419 derived from a stockholder advance and the sale of common stock, offset by payments under a capital lease and principal payments on notes payable.

In 2001 and 2000, Lexon has incurred significant losses which have resulted in an accumulated deficit of $2,783,208 at December 31, 2000, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. At June 30, 2001, management was hoping to be being able to renegotiate favorable payment terms with some creditors and extend repayment terms with related parties on notes payable. However, Lexon's assets were entirely seized in August 2001, and its operations ceased at that date. Through recent bridge financing, Lexon has been able to settle a substantial portion of its outstanding debt, and management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to recommence operations during fiscal 2002, although no definitive terms or agreements for funding or a business combination have been reached. Lexon intends to include additional information regarding management's efforts in subsequent reports.

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