Form 10QSB
period 2001-09-30
LEXON TECHNOLOGIES INC
filed 2002-03-27
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2001


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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS

                                                September 30,    December 31,
                                                    2001            2000
                                                -----------      -----------
                                                (Unaudited)
CURRENT ASSETS
 Cash                                          $          -     $      6,873
 Accounts receivable                                      -           12,746
                                                -----------      -----------
   Total Current Assets                                   -           19,619
                                                -----------      -----------
PROPERTY AND EQUIPMENT
 Leasehold improvements                                   -            5,371
 Furniture and fixtures                                   -           99,358
 Equipment                                                -           48,372
 Accumulated depreciation                                 -         (111,431)
                                                -----------      -----------
   Total Property and Equipment                           -           41,670
                                                -----------      -----------
TOTAL ASSETS                                   $          -     $     61,289
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                              $    668,102     $    586,447
 Accrued interest                                   121,805           84,505
 Accrued wages                                      293,138          159,106
 Accrued distributions                              209,774          209,774
 Other accrued expenses                               6,013           13,104
 Notes payable, related parties                     488,000        1,063,000
                                                -----------      -----------
   Total Current Liabilities                      1,786,832        2,115,936
                                                -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; issued and
  outstanding 15,872,561 shares                      15,873           15,873
 Additional paid-in capital                         807,688          807,688
 Accumulated deficit                             (2,610,393)      (2,878,208)
                                                -----------      -----------
   Total Stockholders' Equity (Deficit)          (1,786,832)      (2,054,647)
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                              $          -     $     61,289
                                                ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

                                                For the                       For the
                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                            2001          2000           2001           2000
                                        -----------    -----------    -----------    -----------
NET SALES                              $     54,169   $    204,507   $    274,987   $    633,460

COST OF SALES                                 5,603         13,891          5,835         54,829
                                        -----------    -----------    -----------    -----------
GROSS MARGIN                                 48,566        190,616        269,152        578,631
                                        -----------    -----------    -----------    -----------
EXPENSES
 Selling, general and administrative         61,591        299,498        455,073      1,280,927
 Depreciation and amortization                    -         20,016          8,702        108,865
                                        -----------    -----------    -----------    -----------
   Total Expenses                            61,591        319,514        463,775      1,389,792
                                        -----------    -----------    -----------    -----------
(LOSS) BEFORE OTHER INCOME (EXPENSE)        (13,025)      (128,898)      (194,623)      (811,161)
                                        -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
 Interest income                                  -              -              -            457
 Interest expense                           (11,190)       (27,590)       (37,300)      (100,955)
 Debt forgiveness                                 -              -              -         36,942
 Other income                                     -              -              -        150,000
 Gain (loss) on disposition of assets       499,738              -        499,738        (70,808)
                                        -----------    -----------    -----------    -----------
   Total Other Income (Expense)             488,548        (27,590)       462,438         15,636
                                        -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES           475,523       (156,488)       267,815       (795,525)

INCOME TAXES                                      -              -              -              -
                                        -----------    -----------    -----------    -----------
NET INCOME (LOSS)                      $    475,523   $   (156,488)  $    267,815   $   (795,525)
                                        ===========    ===========    ===========    ===========
BASIC INCOME (LOSS) PER COMMON SHARE   $       0.03   $      (0.01)  $       0.02   $      (0.06)
                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                             15,872,561     13,920,279     15,872,561     13,621,751
                                        ===========    ===========    ===========    ===========






The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

                                                         For the
                                                    Nine Months Ended
                                                        September 30
                                                    2001            2000
                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                             $    267,815     $   (795,525)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                       8,702          108,865
  Deferred charges                                        -           72,440
  Debt forgiveness                                        -          (36,942)
  Loss (gain) on disposition of assets             (499,738)          70,808
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable          6,106          (49,948)
  Increase (decrease) in accounts payable
   and accrued expenses                             245,896          491,441
                                                -----------      -----------
   Net Cash Provided by (Used in) Operating
    Activities                                       28,781         (138,861)
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     -          (11,185)
 Proceeds from sale of fixed assets                       -           55,590
 Payment of computer software costs                       -         (179,322)
                                                -----------      -----------
   Net Cash (Used in) Investing Activities                -         (134,917)
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Advance from shareholder                                 -          115,000
 Principal payments under notes payable             (35,654)        (150,000)
 Principal payments under capital lease
  obligations                                             -          (62,081)
 Proceeds from issuance of common stock                   -          350,500
                                                -----------      -----------
   Net Cash Provided by (Used in) Financing
    Activities                                      (35,654)         253,419
                                                -----------      -----------
NET (DECREASE) IN CASH                               (6,873)         (20,359)

CASH AT BEGINNING OF PERIOD                           6,873           20,892
                                                -----------      -----------
CASH AT END OF PERIOD                          $          -     $        533
                                                ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid for:
  Interest                                     $          -     $     59,235
  Income Taxes                                 $          -     $          -

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31,2000


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,878,208 at December 31, 2000, a working capital deficit of approximately $2,100,000 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company's assets were entirely seized in August 2001. Through some additional funding in late 2001, the Company has been able to settle a large majority of its outstanding debt. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 -MATERIAL EVENTS

Effective July 25, 2001, certain secured creditors holding past due promissory notes totaling $570,000 exercised their rights pursuant to a Security Agreement dated November 18, 1999, to take possession of the assets of the Company and to sell such assets at a private or public sale. A public sale was held on August 14, 2001 at which time, the secured creditors acquired the assets of the Company in lieu of the outstanding note totaling $570,000.

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

THIS REPORT IS BEING FILED ON OR ABOUT MARCH 25, 2002, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO SEPTEMBER 30, 2001. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS FILED SUBSEQUENT TO THIS REPORT.

General
-------
DURING THE FISCAL PERIOD FOR WHICH THIS REPORT IS BEING FILED, LEXON'S ASSETS WERE SEIZED DUE TO DEFAULT ON A LOAN AGREEMENT AND SOLD AT PUBLIC AUCTION IN AUGUST 2001. CURRENTLY, LEXON HAS NO BUSINESS OPERATIONS. RECENTLY, LEXON'S MANAGEMENT OBTAINED SOME BRIDGE FINANCING AND IS SEEKING TO SETTLE OUTSTANDING DEBTS AND BECOME CURRENT IN ITS REPORTING OBLIGATIONS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. MANAGEMENT IS ALSO EXPLORING POSSIBLE BUSINESS OPPORTUNITIES OR COMBINATIONS ALTHOUGH NO DEFINITIVE TERMS OR AGREEMENTS HAVE BEEN ENTERED INTO.

Results of Operations
---------------------
Three and Nine Months ended September 30, 2001 compared to September 30, 2000
-----------------------------------------------------------------------------
Our net sales decreased for the three months ended September 30, 2001 to $54,169 from $204,507 for the three months ended September 30, 2000. During the first nine months of 2001 net sales decreased to $274,987 from $633,460 compared to the same period in the prior year. The primary factor in the general decrease of the year-to-date sales is Lexon's shift from the retail market to what management expected to be the more profitable commercial market and its focus on developing the National Atlas project, and the suspension of all sales activities on July 25, 2001 due to the seizure of assets described in Note 3 to the financial statements.

Our gross margin decreased during the three months ended September 30, 2001 to $48,566 from $190,616 for the same period in the prior year. For the nine month period ended September 30, 2001, gross margin decreased to $269,152 from $578,631 for the same period in 2000. A decrease in the cost of sales in the periods ended September 30, 2001 compared to the prior year periods is due to the fact that the majority of the sales revenue in 2001 came from licensing which had no associated hard costs.

Our selling, general and administrative expenses decreased to $61,591 for the three months ended September 30, 2001 from $299,498 for the same period in 2000. Selling, general and administrative expenses for the nine month period ended September 30, 2001 decreased to $455,073 from $1,280,927 for the same period in 2000. The decrease for the three and nine months in fiscal 2001 is attributable to the necessary reduction in Lexon's workforce because of lack of operating funds, and the closing of our operations due to the asset seizure described above and in Note 3 to the financial statements.

Other income for the three and nine months ended September 30, 2001 consisted of a gain on disposition of assets of $499,738. The gain on disposition of assets was offset by interest expense of $11,190 and $37,300, respectively. The interest expense for the respective periods is associated with outstanding loans and notes payable. For the comparable periods in 2000, significantly higher interest expenses of $27,590 and $100,955, respectively, and loss on disposition of assets of $70,800 in the nine month period, were offset in the nine month period by debt forgiveness of $36,942 due to a settlement of lease obligations, and a payment of $150,000 received in settlement of an outstanding lawsuit.

Because we recognized a gain on the disposition of our assets in connection with the seizure of our assets and their sale at public auction, we show net income of $475,523 and $267,815, respectively, for the three and nine months ended September 30, 2001, with a basic gain of $0.03 and $0.02 per share, respectively. For the prior year's comparable periods, we had a net loss of $156,488 and $795,525, respectively, with a basic loss per share of $0.01 and $0.06. Our net income in 2001 has little significance going forward because it comes from the sale of all of our operating assets.

Liquidity and Capital Resources
-------------------------------
At September 30, 2001, Lexon had a working capital deficit of $12786,832 with no cash or accounts receivable. For the nine months ended September 30, 2001, the only source of liquidity was increases in accounts payable and accrued expenses, compared with fiscal 2000 when Lexon received cash from the issuance of notes payable, an advance from a shareholder, and the issuance of common stock.

Our net cash provided by operations was $28,781 for the nine months ended September 30, 2001 compared to net cash used in operations of $138,861 for the same period in 2000. Operations in 2001 were greatly reduced due to lack of resources, then suspended entirely when Lexon's assets were seized.

Net cash used by investing activities was $0 for the nine months ended September 30, 2001 compared to $134,917 used in the same period in the prior year, consisting of payments for computer software and capital expenditures, offset by proceeds from the sale of fixed assets. In fiscal 2001, Lexon had no resources to expend on investing activities.

Net cash used in financing activities was $35,654 for the nine months ended September 30, 2001, due to principal payments of notes payable. For the same period in the prior year, net cash from financing activities was $253,419 derived from the issuance of notes payable and the sale of our common stock, offset by payments under a capital lease and principal payments on notes payable.

In 2001 and 2000, Lexon has incurred significant losses which have resulted in an accumulated deficit of $2,783,208 at December 31, 2000, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Management efforts to renegotiate payment terms or extend payment terms with some creditors were unsuccessful, and Lexon's operations ceased when its assets were seized.

However, through recent bridge financing, Lexon has been able to settle a substantial portion of its outstanding debt, and management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to recommence operations during fiscal 2002, although no definitive terms or agreements for funding or a business combination have been reached. Lexon intends to include additional information regarding management's efforts in subsequent reports.

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

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES
   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
   None.

ITEM 5.  OTHER INFORMATION
   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    --------
    None.

(b) Reports on Form 8-K
    -------------------
On August 3, 2001, Lexon filed a Current Report on Form 8-K, as amended, reporting that Lexon's prior accountant is no longer performing audits on public companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: March 25, 2002

/S/Kenneth J. Eaken, President,
   Chief Executive Officer and Principal Accounting Officer