Form 10KSB
period 2001-12-31
LEXON TECHNOLOGIES INC
filed 2002-04-01
CIK 1065189

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year: $274,987

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at March 11, 2002, of $0.025 per share, the market value of shares held by nonaffiliates would be $137,301, based on 5,492,040 shares. As of May 2001, Lexon's stock is traded only in the pink sheets and trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

     As of March 11, 2002, Lexon had 15,872,561 shares of common stock issued and outstanding.


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

                       ITEM 1. DESCRIPTION OF BUSINESS

General
-------
OUR ASSETS WERE SEIZED DUE TO DEFAULT ON A LOAN AGREEMENT AND SOLD AT PUBLIC AUCTION IN AUGUST 2001 (SEE NOTE 1 "SUMMARY OF ACCOUNTING POLICIES", part a. Organization" TO THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT), SO THAT AT DECEMBER 31, 2001, WE HAD NO BUSINESS OPERATIONS. RECENTLY, OUR MANAGEMENT OBTAINED SOME CONDITIONAL BRIDGE FINANCING FROM AN UNAFFILIATED THIRD-PARTY AND WE ARE SEEKING TO SETTLE OUR OUTSTANDING DEBTS AND BECOME CURRENT IN OUR PERIODIC REPORTING OBLIGATIONS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

(a) Previous Business Activities
    ----------------------------
LEXON Technologies, Inc., together with its wholly-owned subsidiary, Chicago Map Corporation ("Chicago Map"), was a developer and distributor of mapping and geographic data technologies. We developed mapping software, including high-quality vector map displays, geocoding, data compression, and other related software programs and components. Our mission was to develop advanced, state-of-the-art solutions that aid in the rapid and cost-efficient deployment of Geographic Information System ("GIS") products for businesses and consumers.

(b)  Current Business Activities
     ----------------------------
Since the sale of our assets in August 2001, our management has been seeking potential business acquisition or opportunities to enter in an effort to recommence business operations. We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's business judgment.

Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of our management which potentially could act without the consent, vote, or approval of our shareholders. The risks we face are further increased as a result of our lack of resources and our inability to provide a prospective business opportunity with significant capital.

We have received bridge financing from Phacon Corporation ("Phacon"), a private California corporation engaged in research and development of fluorescent dimming devices. Phacon is interested in pursuing a business combination with us. We have engaged in discussions and completed some due diligence, but have not signed a definitive agreement. Based on a letter of understanding executed between us and Phacon on January 2, 2002, Phacon has loaned us money to settle some of our outstanding liabilities and bring our SEC filings current.

The terms of the letter of understanding are incorporated in a bridge loan note (the "Note"). The material terms of the Note include a total loan amount of $200,000, of which we have already received $150,000. The $150,000 was deposited in an escrow account, and the balance of $50,000 is to be deposited with us prior to April 30, 2002. Disbursement of funds from the escrow account has been restricted to payments for legal and accounting fees to bring our SEC reporting obligations current, and for settlement of some of our outstanding indebtedness. The Note bears interest at a rate of 4.5% per year, with the entire loan amount plus any accrued interest convertible either upon consummation of an agreement for a business combination, or upon the failure to reach an definitive agreement by April 30, 2002. However, the conversion feature of the Note is not effective until the entire $200,000 is deposited with us. The Note will be issued when the balance payment has been received. Until the April 30, 2002 deadline, we have agreed not to negotiate with any other parties concerning a potential business combination.

Competition
-----------
Until such time as we complete an acquisition or business combination, we will be unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We may be in direct competition with these other public companies in our search for business opportunities.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
Since August 2001, our President has utilized his home address as our business address at no cost to us. Our business address is 13237 Montfort Drive, #205, Dallas, Texas 75240.


                            ITEM 3. LEGAL PROCEEDINGS

Effective July 25, 2001, certain secured creditors holding past due promissory notes totaling $570,000 exercised their rights pursuant to a Security Agreement dated November 18, 1999, to take possession of our assets and to sell such assets at a private or public sale. A public sale was held on August 14, 2001 at which time, the secured creditors acquired the essentially all of our assets in lieu of the outstanding note totaling $570,000. Since the seizure and sale of our assets, we have had no operations and have been negotiating settlements with our remaining creditors.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the fiscal year ended December 31, 2001.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the respective periods indicated, the prices of our Common Stock in the over the counter market as reported by a market maker on the NASD'S OTC Bulletin Board (the "OTCBB") for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions. On May 24, 2001, our Common Stock was delisted from the OTCBB for failure to timely file our annual report. We have filed this report and intend to file subsequent additional reports in an effort to remain current in our reporting obligations so that we may obtain relisting on the OTCBB.

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                  $ 0.15                $ 0.005
Quarter ended 9/30/01                     $ 0.01                $ 0.01
Quarter ended 6/30/01                     $ 0.12                $ 0.05
Quarter ended 3/31/01                     $ 0.46                $ 0.12

Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/00                    $ 1.37                $ 0.15
Quarter ended 9/30/00                     $ 1.50                $ 0.15
Quarter ended 6/30/00                     $ 2.00                $ 1.50
Quarter ended 3/31/00                     $ 2.75                $ 1.12

Fiscal Year 1999                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/99                    $ 5.25                $ 2.00
Quarter ended 9/30/99                     $ 7.00                $ 0.02
Quarter ended 6/30/99                     $ 0.09                $ 0.02
Quarter ended 3/31/99                     $ 0.10                $ 0.02



Since May 2001, when our stock was delisted from the OTCBB any trading of our common stock has been limited or sporadic.

The number of our shareholders of record March 11, 2002 was approximately 130.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives or the plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our potential business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
OUR ASSETS WERE SEIZED DUE TO DEFAULT ON A LOAN AGREEMENT AND SOLD AT PUBLIC AUCTION IN AUGUST 2001 (SEE NOTE 1 "SUMMARY OF ACCOUNTING POLICIES", part a. Organization" TO THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT), SO THAT AT DECEMBER 31, 2001, WE HAD NO BUSINESS OPERATIONS. RECENTLY, OUR MANAGEMENT OBTAINED SOME CONDITIONAL BRIDGE FINANCING FROM AN UNAFFILIATED THIRD-PARTY AND WE ARE SEEKING TO SETTLE OUR OUTSTANDING DEBTS AND BECOME CURRENT IN OUR PERIODIC REPORTING OBLIGATIONS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. (SEE ITEM 1. "DESCRIPTION OF BUSINESS, Current Business Activities" IN THIS REPORT). OUR MANAGEMENT IS NOW EXPLORING POSSIBLE BUSINESS OPPORTUNITIES OR COMBINATIONS ALTHOUGH NO DEFINITIVE TERMS OR AGREEMENTS HAVE BEEN ENTERED INTO. THEREFORE, THE DISCUSSION BELOW OF OUR RESULTS OF OPERATIONS FOR PRIOR YEARS WILL NOT HAVE A DIRECT CORRELATION WITH NOR BE RELEVANT TO OUR PROPOSED FUTURE OPERATIONS.

Results of Operations
---------------------
Year ended December 31, 2001 compared to year ended December 31, 2000
---------------------------------------------------------------------
Revenues. Net sales in 2001 were $274,987 with cost of sales of $5,835 and a gross margin of $269,152. Net sales in 2000 were $730,210 with cost of sales of $17,672 and a gross margin of $712,538. The decrease in sales in 2001 is due to the fact that our operations were winding down and we did not have funds to aggressively market our products.

Operating Expenses. Total operating expenses in 2001 were $510,050 compared to total operating expenses in 2000 of $2,436,126. The large decrease in our total operating expenses in 2001 was due to primarily to reductions in staffing and marketing expenses, and the elimination of research and development due to lack of funds.

Other Expense. Other income for 2001 totaled $482,602, consisting of interest expense and debt issue costs of $46,892, offset by a recorded gain on disposition of our assets of $529,494. Other expense for 2000 totaled $51,280. In 2000, interest expense and debt issue costs of $167,871 and loss on disposition of assets of $70,808 were offset by debt forgiveness of $36,942 on settlement of a lease obligation (see Note 3), and settlement of a lawsuit of $150,000 (see Note 1m).

Net loss. We recorded net income of $241,704 for 2001 or $0.02 per share based on a weighted average of 15,872,561 common shares outstanding, due to the recorded gain on disposition of our assets. Net loss for 2000 was $1,774,868 or $0.13 per share based on a weighted average of common shares outstanding of 14,061,353. The net income in 2001 has little significance going forward because it comes from the sale of all of our operating assets.

Liquidity and Capital Resources
-------------------------------
At December 31, 2001, we had a working capital deficit of $1,311,498. Current assets consisted of cash of $555. Current liabilities included accounts payable of $673,321, accrued interest of $42,067, accrued wages of $324,386, other accrued expenses of $7,279, and notes payable to related parties of $265,000. We funded our limited operations in 2001 through sales revenues and delaying payments on accounts payable and allowing other expenses to accrue.

At December 31, 2001, all of our property and equipment, and furniture and fixtures had been sold, as described above.

Cash from operations in 2001 was $29,336, primarily due to the gain on sale of assets, offset by increases in accounts payable and accrued expenses. Cash used in operations in 2000 was $220,559, consisting primarily of debt issue costs, software costs expensed as research and development, exercise of stock options for services, loss on disposition of assets and increase in accounts payable and accrued expenses. The software costs expensed in 2000 were the result of management's assessment that computer software the costs of which were capitalized in 1999 had no future value. In 2000, we also delayed or extended payment on accounts payable and accrued expenses in order to meet short term cash requirements.

In 2001, we had no cash to expend on investing activities. In 2000, cash used in investing activities was $129,117 in 2000 and consisted primarily of payments on computer software, offset by proceeds from the sale of fixed assets.

In 2001, cash used by financing activities consisted of $5,000 in principal payments under related party notes, and $30,654 cash lost in the seizure of our assets. In 2000, cash flows from financing activities totaled $335,657 consisting of an advance from a stockholder and the issuance of common stock, offset by payments on a capital lease and principal payments on related party notes issued previously.

In 2001 and 2000, our revenues and financing activities were not adequate to offset our expenses by a wide margin. In 2001 and 2000, we incurred significant losses which have resulted in an accumulated deficit of $2,636,504 at December 31, 2001, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. At December 31, 2001, our management had reached debt settlements with certain related party shareholders whereby $223,000 in notes payable, $68,672 in accrued interest and $209,574 in accrued distributions were satisfied with a total payment of $200 cash. Through recent bridge financing, we have been able to settle a substantial portion of its outstanding debt (see Note 12), and our management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to recommence operations during fiscal 2002, although no definitive terms or agreements for funding or a business combination have been reached. We intend to include additional information regarding management's efforts in subsequent reports.

                        ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements for the reporting period are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

Our prior accountant is no longer performing audits on public companies.
See Current Report on Form 8-K, as amended, dated May 30, 2001, filed with the Commission on August 3, 2001.

On February 8, 2002, we appointed Chisholm & Associates as our certified public accountant. See Current Report on Form 8-K, dated February 8, 2002, filed with the Commission on February 12, 2002.

Our reports on the financial statements for any of the past two years (December 31, 2001 and December 31, 2000) did not contain an adverse opinion or disclaimer of opinion or was qualified as to audit scope or accounting principles.

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure. See
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                     Dates Served
  ----                  ---   --------                     ------------
Kenneth J. Eaken         48   CEO, President, director     9/00 to present
Steven J. Peskaitis      26   Vice President, director     7/99 to present
Paris Karahalios         45   Vice President, director     7/99 to 6/01

All of our directors will hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. We will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

Biographical Information
------------------------
Set forth below is certain biographical information for each of our Officers and Directors and other key personnel.

Kenneth J. Eaken. Kenneth J. Eaken. Mr. Eaken was appointed as our President in February 2000, and was appointed as Chairman and Chief Executive Officer in September 2000. Mr. Eaken has served as our Senior Vice President of Business Development since joining the company in 1999. Prior to his association with the company, Mr. Eaken served as President and Chief Executive Officer of MapLinx Corporation (1991-1998), a marketing leader in retail desktop mapping software that is a subsidiary of a public PC based computer Software Company. Previously, Mr. Eaken's various executive management positions include his position as Vice President of Marketing for Sweda Group, Inc. (1987-1991), an international corporation, and Marketing Services Manager-International for the Official Airline Guides (OAG)(1978-1987), owned by Dun and Bradstreet, Inc., and AMR/American Airlines. Mr. Eaken received his Bachelor of Science degree in Marketing from Milton College (University of Wisconsin, 1973).


Steven J. Peskaitis. Mr. Peskaitis was appointed as our Senior Vice President of Business Development in February, 2000. An entrepreneur since age 15, Mr. Peskaitis is the co-founder of Chicago Map Corporation, which was incorporated in 1992 and became our wholly owned subsidiary in July, 1999. Mr. Peskaitis is a visionary with an extensive history in the development and design of mapping software. His well established presence within the GIS industry provided Chicago Map Corporation the opportunity for the National Atlas Project.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for its fiscal year ended December 31, 2001 were timely filed.


                     ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2001, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------

                     Annual Compensation                    Awards       Payouts
                                                Other      Restricted
Name and                                        Annual      Stock     Options  LTIP    All other
Principal Position Year  Salary       Bonus($) Compensation Awards   /SARs    Payout Compensation
------------------ ----  ------       -------- ------------ ------   -------  ------  ----------
Ken Eaken           2001  $125,000*     -0-       -0-         -0-      -0-      -0-       -0-
C.E.O. 9/00         2000  $121,160*     -0-       -0-         -0-      -0-      -0-       -0-

Anthony Perino      2001  $ -0-         -0-       -0-         -0-      -0-      -0-       -0-
C.E.O. 2/00 to 9/00 2000  $ -0-         -0-       -0-         -0-      -0-      -0-       -0-

Steven Peskaitis    2001  $35,000**     -0-       -0-         -0-      -0-      -0-       -0-
C.E.O. to 2/00      2000  $65,400**     -0-       -0-         -0-      -0-      -0-       -0-
                    1999  $76,800**     -0-       -0-         -0-    456,996    -0-       -0-

Paris Karahalios    2001  $ 60,000***   -0-       -0-         -0-      -0-      -0-       -0-
Vice-president      2000  $120,000***   -0-       -0-         -0-      -0-      -0-       -0-
                    1999  $ 95,000***   -0-       -0-         -0-    743,000    -0-       -0-

*    Includes $83,328 of accrued compensation in 2001 and $31,936 in 2000.
**   Includes $17,500 of accrued compensation in 2001, $15,600 in 1999 and $21,650 in 2000.
***   Includes $30,000 of accrued compensation in 2001, $5,000 in 1999 and $32,500 in 2000.


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

Compensation Pursuant to Plans
------------------------------
None.

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Ken Eaken's employment agreement includes a termination provision which calls for 30 days notice of termination and the payment of the balance of his salary for the effective term as a severance. Otherwise, there are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in the Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiary, or any change in our control, or a change in the person's responsibilities following a change in our control.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 10, 2002* the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 15,872,561 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the concomitant increase in the number of outstanding shares.

*This table has been updated to the most recent practical date prior to filing.

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

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, since the beginning of our fiscal year ended December 31, 2000, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On February 9, 2000, we engaged Wolowicki & Associates, L.L.C, of which Jerome
J. Wolowicki, a former director and officer, is a principal, to provide us with consulting services. Mr. Wolowicki resigned as a director and officer in August 2000.

On February 9, 2000, we issued 1,000,000 shares of our common stock to Anthony Perino, a former officer and director, in exchange for $250,000 under the terms of a Stock Purchase Agreement, dated February 9, 2000, by and among Lexon, Steven J. Peskaitis and Mr. Perino. In addition, we issued to Mr. Perino a warrant to purchase up to an additional 4,100,000 shares of our common stock. The warrants are exercisable at prices from $0.25 per share to $0.50 per share and expire at certain times between September 1, 2000 and August 9, 2001. In connection with this warrant, we entered into a Registration Rights Agreement which provides Mr. Perino with demand and piggy-back registration rights with respect to the shares of our common stock subject to the warrants. We issued the securities in the foregoing transaction in reliance on the exemption from registration available under Section 4(2) of the Securities Act of 1933.

On March 26, 2000, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share to Mark Scharmann. This warrant was issued in connection with Mr. Scharmann's extension of the term of an Interim Loan Agreement, dated as of March 26, 1999, between Mr. Scharmann and us. Under the Interim Loan Agreement, we borrowed $100,000 at an annual interest rate of 12% for a term of three months. In connection with the Interim Loan Agreement, Mr. Scharmann took a security interest in our accounts receivable and 250,000 shares of our common stock owned by one of our officers, that were placed into escrow. The warrant vested immediately and was exercisable for a period of 18 months and included piggyback registration rights. We issued the securities in the foregoing transaction in reliance on the exemption from registration available under Section 4(2) of the Securities Act of 1933.

On March 10, 2000, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share to John McLean. This warrant was issued in connection with Mr. McLean's extension of the term of an Interim Loan Agreement, dated as of July 10, 1999, between us and Mr. McLean. Under the Interim Loan Agreement, we borrowed $50,000 at an annual interest rate of 12% with a term of four months. The warrant vested immediately and was exercisable for a period of 18 months and included piggyback registration rights. We issued the securities in the foregoing transaction in reliance on the exemption from registration available under Section 4(2) of the Securities Act of 1933.

On May 11, 2000, we issued 400,000 shares of our restricted commo stock to Anthony Perino in exchange for $100,000, under the terms of a Stock Purchase Agreement, dated February 9, 2000, by and among us, Steven J. Peskaitis and Mr. Perino. We issued the securities in the foregoing transaction in reliance on the exemption from registration available under Section 4(2) of the Securities Act of 1933.

In September 2000, we issued an option to acquire 1,345,000 shares of our common stock at an exercise price of $0.25 per share to Dennis Blomquist, a former officer and director, in connection with a consulting agreement. Mr. Blomquist resigned as one of our officers and directors in July 1999 in connection with our reorganization with Chicago Map Corporation. Mr. Blomquist presented us invoices aggregating $257,500 towards the exercise of 1,030,000 options in the period ended December 31, 2000. We issued the securities in the foregoing transaction in reliance on the exemption from registration available under Section 4(2) of the Securities Act of 1933.

In December 2001, we settled debt to Steve Peskaitis and Stan Peskaitis, whereby $223,000 in notes payable, $68,672 in accrued interest and $209,574 in accrued distributions were satisfied with payment of $200. See Note 10 to the financial statements.

In January and February 2002, we issued a total of 650,000 shares to two creditors, Mark Scharmann (250,000 shares) and Wolowicki and Associates (400,000) pursuant to settlements agreements. We issued the securities in the foregoing transaction in reliance on the exemption from registration available under Section 4(2) of the Securities Act of 1933.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              18
Consolidated Balance Sheet as of December 31, 2001                        19
Consolidated Statements of Operations for the years ended December 31,
 2001 and 2000                                                            20
Consolidated Statements of Stockholders' Equity                           21
Consolidated Statements of Cash Flows for the years ended December 31,
 2001 and 2000                                                            22
Notes to Consolidated Financial Statements                                24

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit 10. Letter of Understanding by and between Lexon Technologies, Inc. and Phacon Corporation.

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2001.

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

                                      LEXON TECHNOLOGIES, INC.


Date: March 29, 2002                  By /S/Kenneth J. Eaken, President,
                                      C.E.O. and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Lexon Technologies, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexon Technologies, Inc. and Subsidiary as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


/S/Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
March 25, 2002

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheet

ASSETS


                                                                 December 31,
                                                                     2001
                                                                 ------------
CURRENT ASSETS
 Cash                                                           $         555
                                                                 ------------
   Total Current Assets                                                   555
                                                                 ------------
TOTAL ASSETS                                                    $         555
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                               $     673,321
 Accrued interest                                                      42,067
 Accrued wages                                                        324,386
 Other accrued expenses                                                 7,279
 Notes payable, related parties                                       265,000
                                                                 ------------
   Total Current Liabilities                                        1,312,053
                                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, par value $0.001 per share; authorized
  100,000,000 shares; issued and outstanding 15,872,561
  shares                                                               15,873
 Additional paid-in capital                                         1,309,133
 Accumulated deficit                                               (2,636,504)
                                                                 ------------
   Total Stockholders' Equity (Deficit)                            (1,311,498)
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $         555
                                                                 ============








The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations


                                                             For the
                                                           Year Ended
                                                           December 31,
                                                         2001         2000
                                                      ----------   ----------
NET SALES                                            $   274,987  $   730,210

COST OF SALES                                              5,835       17,672
                                                      ----------   ----------
GROSS MARGIN                                             269,152      712,538
                                                      ----------   ----------
EXPENSES
 Selling, general and administrative                     501,348    1,897,185
 Research and development                                      -      458,835
 Depreciation and amortization                             8,702       80,106
                                                      ----------   ----------
   Total Expenses                                        510,050    2,436,126
                                                      ----------   ----------
(LOSS) BEFORE OTHER INCOME (EXPENSE)                    (240,898)  (1,723,588)
                                                      ----------   ----------
OTHER INCOME (EXPENSE)
 Interest income                                               -          457
 Interest expense and debt issue costs                   (46,892)    (167,871)
 Loss on disposition of assets                           529,494      (70,808)
 Debt forgiveness                                              -       36,942
 Other income                                                  -      150,000
                                                      ----------   ----------
   Total Other Income (Expense)                          482,602      (51,280)
                                                      ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                        241,704   (1,774,868)

INCOME TAXES                                                   -            -
                                                      ----------   ----------
NET INCOME/(LOSS)                                    $   241,704  $(1,774,868)
                                                      ==========   ==========
BASIC (LOSS) PER COMMON SHARE                        $      0.02  $     (0.13)
                                                      ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            15,872,561   14,061,353
                                                      ==========   ==========




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                      Total
                                                                        Additional                 Stockholders'
                                                 Common Stock            Paid-In     Accumulated      Equity
                                              Shares        Amount       Capital       Deficit       (Deficit)
                                            ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1999                  12,441,561        12,442        68,119    (1,103,340)   (1,022,779)

Issuance of common stock for cash            2,301,000         2,301       458,199             -       460,500

Issuance of common stock for services
 through exercise of options                 1,030,000         1,030       256,470             -       257,500

Issuance of common stock in lieu
 of interest                                   100,000           100        24,900             -        25,000

Net loss for the year ended
 December 31, 2000                                   -             -             -    (1,774,868)   (1,774,868)
                                            ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2000                  15,872,561        15,873       807,688    (2,878,208)   (2,054,647)

Contribution by shareholders (debt
 forgiveness)                                        -             -       501,445             -       501,445

Net income for the year ended
 December 31, 2001                                   -             -             -       241,704       241,704

                                            ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2001                  15,872,561   $    15,873   $ 1,309,133   $(2,636,504)  $(1,311,498)
                                            ==========    ==========    ==========    ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

                                                             For the
                                                            Year Ended
                                                            December 31,
                                                         2001         2000
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                          $   241,704  $(1,774,868)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                            8,702       80,106
  Bad debts                                                    -        7,500
  Debt issue costs                                             -       38,442
  Costs expensed as research and development                   -      458,835
  Debt forgiveness                                             -      (36,942)
  Exercise of stock options for services                       -      257,500
  Stock issued as interest cost                                -       25,000
  (Gain) loss on disposition of assets                  (529,494)      70,808
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable              13,605       (2,093)
  (Increase) decrease in inventories                           -        1,656
  (Increase) decrease in prepaid expenses                      -       12,570
  (Increase) decrease in deferred charges and deposits         -       90,202
  Increase (decrease) in accounts payable and
   accrued expenses                                      294,819      550,725
                                                      ----------   ----------
   Net Cash (Used in) Operating Activities                29,336     (220,559)
                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                            -       61,390
 Capital expenditures                                          -      (11,184)
 Payment of computer software costs                            -     (179,323)
                                                      ----------   ----------
   Net Cash (Used in) Investing Activities                     -     (129,117)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                       -            -
 Advance from shareholder                                      -      115,000
 Principal payments under capital lease obligation             -      (64,843)
 Principal payments under related party notes payable     (5,000)    (175,000)
 Proceeds from issuance of common stock                        -      460,500
 Cash lost in asset seizure                              (30,654)           -
                                                      ----------   ----------
   Net Cash (Used in) Provided by
    Financing Activities                              $  (35,654) $   335,657
                                                      ----------   ----------




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)


                                                              For the
                                                            Year Ended
                                                            December 31,
                                                         2001         2000
                                                      ----------   ----------
NET (DECREASE) IN CASH                               $    (6,318) $   (14,019)

CASH AT BEGINNING OF YEAR                                  6,873       20,892
                                                      ----------   ----------
CASH AT END OF YEAR                                  $       555  $     6,873
                                                      ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

 Cash paid for:
  Interest                                           $    20,658  $    43,143
  Income Taxes                                       $         -  $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Common stock issued in lieu of debt                 $         -  $    25,000
 Forgiveness of debt by shareholders                 $   501,445  $         -








The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

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

On July 21, 1999, Lexon acquired all of the issued and outstanding common stock of CMC in exchange for 10,500,000 shares of common stock. The shares issued in the acquisition resulted in the owners of CMC having operating control of Lexon immediately following the acquisition. Therefore, for financial reporting purposes, CMC is deemed to have acquired Lexon in a reverse acquisition accompanied by a recapitalization. The surviving entity reflects the assets and liabilities of Lexon and CMC at their historical book values and the historical operations of the Company are those of CMC. The issued common stock is that of Lexon and the accumulated deficit is that of CMC. The statements of operations include the operations of CMC for the years ended December 31, 2001 and 2000 and the operations of Lexon from July 21, 1999 (date of acquisition) through December 31, 2001.

Effective July 25, 2001, certain secured creditors holding past due promissory notes totaling $570,000 exercised their rights pursuant to a Security Agreement dated November 18, 1999, to take possession of the assets of the Company and to sell such assets at a private or public sale. A public sale was held on August 14, 2001 at which time, the secured creditors acquired the assets of the Company in lieu of the outstanding note totaling $570,000.
Since July 2001, the Company has had no operations and has been negotiating with the remaining creditors.

Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to Lexon Technologies, Inc.

Prior to the seizure, the Company created digital map technologies which provided for the design and development of advanced geographic and mapping software applications for institutional, governmental, corporate and public consumers throughout the world.

On March 12, 1999, CMC acquired certain assets of TRIUS, Inc. for $62,300 in cash and 2,198 shares of common stock of CMC. The principal business of TRIUS, Inc. was the development of computer software technologies.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES (Continued)

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
                                                      December 31,
                                                    2001         2000
                                                 ----------   ----------
Numerator - income (loss)                       $   241,704  $(1,774,868)

Denominator - weighted average number of
 shares outstanding                              15,872,561   14,061,353
                                                 ----------   ----------
Income/(Loss) per share                         $      0.02  $     (0.13)
                                                 ==========   ==========

Fully diluted EPS - December 31, 2001

Numerator - net income                          $   241,704

Denominator:
 Weighted average shares of stock                15,872,561
 Options outstanding                                389,096
 Warrants outstanding                                75,000
                                                 ----------
 Weighted average - fully diluted                19,766,657
                                                 ----------
 Fully diluted EPS                              $      0.01
                                                 ==========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES (Continued)

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

   Description               Estimated Useful Life
   -----------               ---------------------
   Leasehold improvements          40 years
   Furniture and fixtures          5 to 7 years
   Equipment                       3 to 5 years

Depreciation expense for the years ended December 31, 2001 and 2000 was $8,702 and $34,339, respectively.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 1 -SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE 2 -NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at December 31, 2001 consisted of the following:

Promissory note originally due on March 26, 2000 with
 interest payable at maturity at 12%, currently in default.     $   100,000

Promissory note with stockholder and officer, due on
 demand, non-interest bearing, unsecured.                           115,000

Promissory notes with stockholders and employees originally
 due on various dates through April 29, 2000.  Interest
 at 12% is payable at maturity, currently in default.                50,000
                                                                 ----------
                                                                 $  265,000
                                                                 ----------

The promissory notes originally due on August 1, 2000 were secured by all of the assets of the Company, the common stock of CMC, and the guarantees of CMC and an officer of the Company. On July 25, 2001, the note holders seized the remaining Company's assets in lieu of the $570,000.

The remaining notes payable due to related parties were subsequently settled for $5,100 in cash and 250,000 shares of common stock (see Note 12).

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 6 -STOCK-BASED COMPENSATION (Continued)

No stock options were granted during 2001, and no options were exercised . There were also no expirations.

Proforma information regarding net income (loss) and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined in that statement. The weighted average fair value of stock options granted during 2001 and 2000 was $0.00 and $0.18 per share, respectively. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, dividend yield of 0%, expected volatility factor of 10%, and an expected life of 2-10 years. The Company's proforma information for 2001 and 2000 follows:

2001                                            Proforma     As Reported
----                                           ----------    -----------
Net Income                                    $   241,704   $    241,704
Loss per common share
   Basic                                             0.02           0.02
   Diluted                                           0.01           0.01

2000
----
Net loss                                      $(2,016,968)  $ (1,774,868)
Loss per common share
   Basic                                            (0.14)         (0.13)
   Diluted                                          (0.14)         (0.13)

These proforma amounts may not be representative of the effects of such disclosure in future years.

NOTE 7 -STOCK PURCHASE WARRANTS

In connection with the issuance of notes payable during 1999, the Company issued stock purchase warrants to note holders that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock.

In connection with the issuance of common stock during 2000, the Company issued 4,250,000 additional stock purchase warrants to shareholders that are convertible into shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. In addition, a total of 2,700,000 stock purchase warrants expired during 2000, and 2,496,000 warrants expired in 2001.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 7 -STOCK PURCHASE WARRANTS

Stock purchase warrants outstanding at December 31, 2001 consist of the following:

Warrants convertible at an exercise price
 of $2.50 per share with expiration dates
 of August 2004.                                          75,000
                                                        --------
          Total                                           75,000
                                                        ========

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

At December 31, 2001, the Company had net operating loss carryforwards of approximately $2,600,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                           For the Years Ended
                                              December 31,
                                            2001        2000
                                        ----------   ----------
Income tax benefit at statutory rate   $ 1,014,000  $ 1,052,000
Change in valuation allowance           (1,014,000)  (1,052,000)
                                        ----------   ----------
                                       $         -  $         -
                                        ==========   ==========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 9 -INCOME TAXES (Continued)

Income Tax expense is calculated as follows at December 31, 2001:

Current Tax Expense                     $   77,500
Deferred Tax Benefit                       (77,500)
                                         ---------
Net Income Tax Expense                  $        -
                                         =========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 10 -RELATED PARTY TRANSACTIONS

On December 31, 2001, the Company settled debt to shareholders of the Company, whereby $223,000 in notes payable, $68,672 in accrued interest and $209,574 in accrued distributions were satisfied with payment of $200. The debt forgiveness was recorded as a contribution to paid-in capital, due to the shareholder relationship.

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

The Company has also entered into an employment agreement with its President for annual compensation of $125,000, expiring on April 19, 2003.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 11 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,636,504 at December 31, 2001. The Company has a working capital deficit of approximately $1,311,498 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company's assets were entirely seized in August 2001 as described in Note 1. Through some additional funding in early 2002, the Company has been able to settle a large majority of its outstanding debt (Note
12). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 12 -SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the following significant events occurred:

1. Settlement agreements were entered into with various creditors as follows:

                                    Original Amount
Description                             Of Debt        Settlement Amount
-----------                          --------------    -----------------
Notes payable - related parties
 and accrued interest               $       307,067   $5,100 plus 250,000
                                                      shares of common stock
                                                      valued at $2,000

Accrued wages                       $         8,500   $850

Accounts payable                    $       331,742   $58,724 plus 400,000
                                                      shares of common stock
                                                      valued at $3,200

2. The Company entered into a Bridge Loan ("Loan") with a corporation for a total of $200,000, which may be convertible into 25,000,000 shares of the Company's outstanding common stock upon occurrence of certain events. The Company has received $150,000 of the $200,000 as of the date of our audit report which has been used for various settlement agreements and ongoing legal and accounting services. Interest accrues on the loan at 4.5% per annum.