Form 10QSB
period 2002-03-31
LEXON TECHNOLOGIES INC
filed 2002-05-14
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 2002


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        16,486,831
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of April 30, 2002

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                  March 31,      December 31,
                                                    2002            2001
                                                -----------      -----------
                                                (Unaudited)
CURRENT ASSETS
 Cash                                          $          -     $        555
 Cash held in trust                                  31,785                -
                                                -----------      -----------
   Total Current Assets                              31,785              555
                                                -----------      -----------
TOTAL ASSETS                                   $     31,785     $        555
                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                              $    302,101     $    673,321
 Accrued interest                                     1,687           42,067
 Accrued wages                                      347,136          324,386
 Other accrued expenses                               7,266            7,279
 Notes payable, related parties                           -          265,000
 Convertible note payable                           150,000                -
                                                -----------      -----------
   Total Current Liabilities                        808,190        1,312,053
                                                -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 16,486,831
  and 15,872,561 shares issued and outstanding
  respectively                                       16,487           15,873
 Additional paid-in capital                       1,313,719        1,309,133
 Accumulated deficit                             (2,106,611)      (2,636,504)
                                                -----------      -----------
   Total Stockholders' Equity (Deficit)            (776,405)      (1,311,498)
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                              $     31,785     $        555
                                                ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                               From Inception of
                                                                                the Development
                                                          For the               Stage(January 1,
                                                     Three Months Ended          2002) Through
                                                          March 31,                March 31,
                                                    2002            2001             2002
                                                -----------      -----------      -----------
NET SALES                                      $          -     $     84,617     $          -

COST OF SALES                                             -              217                -
                                                -----------      -----------      -----------
GROSS MARGIN                                              -           84,400                -
                                                -----------      -----------      -----------
EXPENSES
 Selling, general and administrative                108,906          221,830          108,906
 Depreciation and amortization                            -            5,112                -
                                                -----------      -----------      -----------
   Total Expenses                                   108,906          226,942          108,906
                                                -----------      -----------      -----------
(LOSS) FROM OPERATIONS                             (108,906)        (142,542)        (108,906)
                                                -----------      -----------      -----------
OTHER INCOME (EXPENSE)
 Interest expense                                    (1,687)         (14,920)          (1,687)
                                                -----------      -----------      -----------
   Total Other Income (Expense)                      (1,687)         (14,920)          (1,687)
                                                -----------      -----------      -----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                (110,593)        (157,462)        (110,593)

EXTRAORDINARY ITEMS
 Debt forgiveness                                   640,486                -          640,486
                                                -----------      -----------      -----------
   Total Extraordinary Items                        640,486                -          640,486
                                                -----------      -----------      -----------
NET INCOME (LOSS)                              $    529,893     $   (157,462)    $    529,893
                                                ===========      ===========      ===========
BASIC INCOME (LOSS) PER COMMON SHARE
 Before extraordinary items                    $      (0.01)    $      (0.01)
 Extraordinary items                                   0.04             0.00
                                                -----------      -----------
   Basic Income (Loss) Per Common Share        $       0.03     $      (0.01)
                                                ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       16,356,129       15,872,561
                                                ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                               From Inception of
                                                                                the Development
                                                          For the               Stage(January 1,
                                                     Three Months Ended          2002) Through
                                                          March 31,                March 31,
                                                    2002            2001             2002
                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                             $    529,893     $   (157,462)         529,893
 Adjustments to reconcile net income (loss)
  to net cash(used in) operating activities:
  Depreciation and amortization                           -            5,112                -
  Debt forgiveness                                 (640,486)               -         (640,486)
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                         -            6,256                -
  Increase (decrease) in accounts payable and
   accrued expenses                                  (3,077)         143,149           (3,077)
                                                -----------      -----------      -----------
   Net Cash (Used in) Operating Activities         (113,670)          (2,945)        (113,670)
                                                -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES                      -                -                -
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft                                           -            1,072                -
 Proceeds from notes payable                        150,000                -          150,000
 Principal payments under notes payable              (5,100)          (5,000)          (5,100)
                                                -----------      -----------      -----------
   Net Cash Provided by (Used in) Financing
    Activities                                      144,900           (3,928)         144,900
                                                -----------      -----------      -----------
NET INCREASE(DECREASE) IN CASH                       31,230           (6,873)          31,230

CASH AT BEGINNING OF YEAR                               555            6,873              555
                                                -----------      -----------      -----------
CASH AT END OF YEAR                            $     31,785     $          -     $     31,785
                                                ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid for:
  Interest                                     $          -     $          -     $          -
  Income Taxes                                 $          -     $          -     $          -





The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2002 and December 31,2001


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,636,504 at December 31, 2001, a working capital deficit of approximately $1,312,000 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company's assets were entirely seized in August 2001. Through some additional funding in early 2002, the Company has been able to settle a large majority of its outstanding debt. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2002 and December 31,2001

NOTE 3 - MATERIAL EVENTS

During the three months ended March 31, 2002, the following significant events occurred:

1. Settlement agreements were entered into with various creditors as follows:

                                      Original
                                       Amount
  Description                          of Debt     Settlement Amount
  -----------                        ---------     -----------------
  Notes payable - related parties
   and accrued interest             $  307,067    $5,100 plus 250,000 shares
                                                   of common stock valued at
                                                   $2,000

  Accrued wages                     $    8,500    $850

  Accounts payable                  $  395,064    $58,995 plus 400,000 shares
                                                   of common stock valued at
                                                   $3,200

These settlement agreements resulted in a gain on forgiveness of debt totaling $640,486 for the three months ended March 31, 2002.

2. Pursuant to the settlement agreement described above, the Company issued a total of 650,000 shares of common stock valued at $5,200. In addition, the Company canceled 35,730 shares of common stock as part of a settlement agreement with a creditor.

3. The Company entered into a Bridge Loan with a corporation for a total of $200,000, which was convertible into 25,000,000 shares of the Company's outstanding common stock. The Company received $150,000 of the $200,000 during the three months ended March 31, 2002 with the remaining $50,000 received on April 12, 2002. Interest accrues on the loan at 4.5% per annum. Accrued interest at March 31, 2002 totaled $1,687.

On April 14, 2002, the Company entered into a merger agreement with the Bridge Loan creditor to acquire 100% of their outstanding common stock (see Note 4).

NOTE 4 - SUBSEQUENT EVENTS

On April 14, 2002, the Company entered into a merger agreement with Phacon Corporation (Phacon) to acquire 100% of the outstanding common stock of Phacon by issuing 17,500,000 (post-split) shares of common stock. As part of the agreement, the Company is to effect a 1 for 10 reverse stock split. The acquired shares of Phacon will be entirely canceled leaving the Company as the surviving entity. As part of the agreement, the $200,000 note will be canceled.

The Company entered into two additional settlement agreements effective April 5, 2002 with two former employees. The Company paid a total of $200 to settle unpaid wages totaling $108,222 resulting in a gain on debt settlement of $108,022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
Our assets were seized due to default on a loan agreement and sold at public auction in August 2001. Since then, we have had no business operations. Recently, our management obtained some conditional bridge financing from a private California corporation, Phacon Corporation ("Phacon") to be used to settle some of our outstanding debts and to become current in our periodic reporting obligations under section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. This goal was achieved with the filing of our annual report on Form 10KSB for the period ended December 31, 2001 on April 1, 2002. Our common stock was subsequently relisted on the OTC Bulletin Board in the middle of April 2002. Phacon offered the bridge financing in connection with negotiations for a possible business combination with us which has resulted in the Agreement and Plan of Merger attached as an exhibit to our Definitive Information Statement, filed with the Commission on May 8, 2002.

(a) Previous Business Activities
    ----------------------------
We were, together with our wholly-owned subsidiary, Chicago Map Corporation ("Chicago Map"), a developer and distributor of mapping and geographic data technologies. We developed mapping software, including high-quality vector map displays, geocoding, data compression, and other related software programs and components. Our mission was to develop advanced, state-of-the-art solutions that aid in the rapid and cost-efficient deployment of Geographic Information System ("GIS") products for businesses and consumers.

(b)  Current Business Activities
     ---------------------------
Since the sale of our assets in August 2001, our management has been seeking potential business acquisition or opportunities to enter in an effort to recommence business operations. We did not restrict our search for a business opportunity to any particular industry or geographical area and considered the possibility of engaging in essentially any business in any industry.

We have selected a potential business opportunity and have decided to merge with Phacon based on our management's business judgment. The merger will be effective on May 29, 2002 and our operations will then consist of Phacon's operations and will be conducted through Phacon's executive offices in California.

We were introduced to Phacon at the end of 2001 and we arranged a $200,000 loan from them, which funds were restricted for the settlement of some of our outstanding indebtedness and the payment of professional fees in connection with the filing of our past due reports with the Commission. Since December 2001, we have reached settlements with a number of creditors, have prepared and filed our past due reports with the Commission, and our common stock has been relisted for quotation on the NASD's OTCBB.

Because of our past operating history, the report of our independent auditor at December 31, 2001, contains a going concern qualification as to our ability to continue. Without entering into the Merger Agreement with Phacon, we did not believe we could continue to operate, because we felt we had no alternative source of capital. Even with the proposed merger with Phacon, there is substantial doubt about our ability to continue as a going concern, because Phacon is also in need of additional funding in order to be able to implement its business plan.

The following analysis of our results of operations for three month period ended March 31, 2002 compared to March 31, 2001, may not be relevant to understanding our future financial performance in that our assets were seized in August 2001 and then sold at public auction. As a result, beginning January 1, 2002, we are considered to be a development stage company. Therefore, our results of operations in 2001 from our former business operations are not related to our results of operations in 2002 as a development stage company. We believe that once the merger with Phacon is completed our results of operations included in future filings will be more useful for developing an understanding of our operations and prospective financial performance.

Results of Operations
---------------------
Three Months ended March 31, 2002 compared to March 31, 2001
------------------------------------------------------------------
We had no sales during the three months ended March 31, 2002 compared to the sales of $84,617 for the three months ended March 31, 2001. The primary factor in the total elimination of our sales was the seizure of our assets in August 2001 and their sale at public auction.

Because of no sales during the three months ended March 31, 2002, we had no gross margin, while our gross margin during the three months ended March 31, 2001 was $84,400. Again, the primary factor contributing to these results was the seizure of our assets in August 2001 and their sale at public auction.

Our selling, general and administrative expenses decreased to $108,906 for the three months ended March 31, 2002 compared to $221,830 for the same period in 2001. The decrease in operational expenses for the three months in 2002 is obviously attributable to our ceasing business operations and those expenses we did incur related to our payment of expenses associated with negotiating the merger with Phacon, settlement of certain outstanding liabilities and payment of professional fees in connection with updating and filing our past due financial reports with the Commission.

For the three months ended March 31, 2002, our net loss before extraordinary items was $110,593 compared to $157,462 for the three months ended March 31, 2001. However, because of our efforts to negotiate settlements with certain outstanding creditors, we recorded extraordinary income of $640,486 associated with debt forgiveness. As a result, we had net income of $529,893 for the three month period ended March 31, 2002, as opposed to a net loss of $157,462 for the same period in 2001. At March 31, 2002, we had total current liabilities of $808,190, of which a substantial portion is represented by accounts payable, accrued wages, and a convertible note payable. Because we are continuing to negotiate settlements with various creditors, we may continue to recognize a gain from debt forgiveness in future reporting periods. However, we cannot predict at this time whether additional settlements will be made, and when made, whether such settlements will be at a reduction to the amounts owed.

We had a basic loss per share of $0.01 for the three month period ended March 31, 2002, before taking into account our extraordinary income per share of $0.04, resulting in basic income per share of $0.03 for the period, based on weighted average common shares outstanding of 16,356,129. For the same three month period in 2001, we had a basic loss per share of $0.01, based on weighted average common shares outstanding of 15,872,561.

Liquidity and Capital Resources
-------------------------------
At March 31, 2002, we had a working capital deficit of $776,405 compared to a working capital deficit of $1,311,498 at December 31, 2001. Our reduction in the working capital deficit is primarily attributed to the loan transaction with Phacon and the settlement of outstanding obligations to our creditors. The net cash used in operations was $113,670 for the three months ended March 31, 2002 compared to $2,945 for the same period in 2001.

Net cash provided by our financing activities was $144,900 for the three months ended March 31, 2002, represented almost entirely by the proceeds from our loan from Phacon. For the same period in 2001, net cash used in financing activities was $3,928. Other than the Phacon loan, we have had no other resources to expend on investing activities.

We have incurred significant losses which have resulted in an accumulated deficit of $2,106,611 at March 31, 2002, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors at December 31, 2001, includes a going concern qualification raising substantial doubt about our ability to continue as a going concern. At March 31, 2002, we have reached debt settlements with certain related party shareholders whereby $307,067 in notes payable and accrued interest were satisfied with total payments of $5,100 cash plus the issuance of 250,000 shares of our restricted common stock. In addition, we satisfied $8,500 in accrued wages by payment of $850 cash, and reached additional settlements whereby $395,064 in accounts payable were satisfied by $58,995 plus the issuance of 400,000 shares of our restricted common stock (see Note 3 to our financial statements).

The merger with Phacon will be effective on May 29, 2002, and our management hopes to be able to be able to report on the success of our new operations in subsequent reports. Additional details regarding Phacon are included in the Definitive Information Statement filed with the Commission on May 8, 2002.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS
   None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES
   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
   None.

ITEM 5.  OTHER INFORMATION
   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    --------
    None.

(b) Reports on Form 8-K
    -------------------
    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: May 14, 2002

/S/Kenneth J. Eaken, President,
   Chief Executive Officer and Principal Accounting Officer