Form 10-Q
period 2002-06-30
LEXON TECHNOLOGIES INC
filed 2002-08-14
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 2002


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



             2691 Richter Avenue, #124, Irvine, California 92623
             ---------------------------------------------------
                 (Address of Principle Executive Offices)


                             (949)757-0888
           --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        19,148,683
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of June 30, 2002

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                   June 30,      December 31,
                                                     2002           2001
                                                  -----------    -----------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $     22,334   $     36,134
 Cash held in trust                                    13,308        150,000
 Loans receivable - related parties                    52,769         30,769
 Advances to officers                                   6,500              -
                                                  -----------    -----------
   Total Current Assets                                94,911        216,903
                                                  -----------    -----------
FIXED ASSETS, NET                                       9,799          7,075
                                                  -----------    -----------
OTHER ASSETS                                            8,000              -
                                                  -----------    -----------
TOTAL ASSETS                                     $    112,710   $    223,978
                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                $    287,882  $       2,587
 Accounts payable - related party                       4,000          4,851
 Accrued wages                                        270,164              -
 Other accrued expenses                                 7,266              -
                                                  -----------    -----------
   Total Current Liabilities                          569,312          7,438
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 19,148,683
  and 17,500,000 shares issued and
  outstanding, respectively                            19,149         17,500
 Additional paid-in capital                           208,708        941,220
 Subscription receivable                                    -       (220,000)
 Deficit accumulated during the
  development stage                                  (684,459)      (522,180)
                                                  -----------    -----------
   Total Stockholders' Equity (Deficit)              (456,602)       216,540
                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                $    112,710   $    223,978
                                                  ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                 From Inception
                                                 For the                      For the           on July 18, 2001
                                            Three Months Ended            Six Months Ended          Through
                                                 June 30,                      June 30,             June 30,
                                          2002            2001           2002           2001          2002
                                       -----------    -----------    -----------    -----------    -----------
REVENUES                              $          -   $          -   $          -   $          -   $          -
                                       -----------    -----------    -----------    -----------    -----------
EXPENSES
 Research and development                        -              -              -              -        405,000
 Selling, general and administrative       115,810              -        164,181              -        281,138
Depreciation and amortization                 646              -          1,235              -           1,458
                                       -----------    -----------    -----------    -----------    -----------
   Total Expenses                          116,456              -        165,416              -        687,596
                                       -----------    -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                      (116,456)             -       (165,416)             -       (687,596)
                                       -----------    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
 Interest income                             1,450              -          3,137              -          3,137
                                       -----------    -----------    -----------    -----------    -----------
   Total Other Income (Expense)              1,450              -          3,137              -          3,137
                                       -----------    -----------    -----------    -----------    -----------
NET LOSS                              $   (115,006)  $          -   $   (162,279)  $          -   $   (684,459)
                                       ===========    ===========    ===========    ===========    ===========
BASIC LOSS PER SHARE                  $      (0.01)           N/A   $      (0.01)           N/A
                                       ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              18,115,991            N/A     17,809,697            N/A
                                       ===========    ===========    ===========    ===========













The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                        For the Six Months Ended      Through
                                                                 June 30,             June 30,
                                                           2002           2001          2002
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $   (162,279)  $          -   $   (684,459)
 Adjustments to reconcile net loss to net cash provided
 (used) in operating activities:
  Depreciation and amortization                              1,235              -          1,458
  Stock for services                                             -              -         13,720
  Stock for technology                                           -              -        375,000
 Changes in assets and liabilities:
  Increase in other assets                                  (8,000)             -         (8,000)
  Increase in accounts payable and accrued expenses       (203,397)             -       (195,959
                                                       -----------    -----------    -----------
   Net Cash Provided (Used) in Operating Activities       (372,441)             -       (498,240)
                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                       (3,959)             -        (11,257)
 Cash paid for related party notes receivables             (27,000)             -        (67,769)
 Cash received from related party notes receivables          5,000              -         15,000
 Advances to officers                                       (6,500)             -         (6,500)
 Cash placed into escrow                                         -              -       (150,000)
 Cash received from escrow                                 150,000              -        150,000
 Cash paid for note receivable                            (200,000)             -       (200,000)
 Note receivable converted in acquistion                   200,000              -        200,000
 Cash received in acquisition                               34,408              -         34,408
                                                       -----------    -----------    -----------
   Net Cash Used in Investing Activities                   151,949              -        (36,118)
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt fo subscription receivable                        220,000              -        220,000
 Cash received from issuance of common stock                     -              -        350,000
                                                       -----------    -----------    -----------
   Net Cash Provided by Financing Activities                     -              -        570,000
                                                       -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     (492)             -         35,642

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                         36,134              -              -
                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     35,642   $          -   $     35,642
                                                       ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION

 Cash Payments For:
  Interest                                            $          -   $          -   $          -
  Income taxes                                        $          -   $          -   $          -
 Non-Cash Investing and Financing Activities
  Stock issued for technology                         $          -   $          -   $    375,000
  Stock issued for services                           $          -   $          -   $     13,720





The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included with Form 8-K and amendment thereto filed pursuant to the Merger Agreement with Lexon Technologies, Inc. as described in Note 3. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $684,459 at June 30, 2002, a working capital deficit of approximately $474,000 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - MATERIAL EVENTS

On April 14, 2002, the Company entered into a merger agreement (effective May 27, 2002) with Phacon Corporation (Phacon) to acquire 100% of the outstanding common stock of Phacon by issuing 17,500,000 (post-split) shares of common stock. As part of the agreement, the Company effected a 1 for 10 reverse stock split. The acquired shares of Phacon were entirely canceled leaving the Company as the surviving entity.

This merger transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of Phacon acquired or exercised control over a majority of the shares of Lexon. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Phacon; therefore, these consolidated financial statements represent a continuation of Phacon, not Lexon, the legal survivor. Phacon is treated as the survivor for accounting purposes and Lexon is the survivor for legal purposes. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

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

General
-------
On April 14, 2002, we entered into a merger agreement (effective May 27, 2002) with Phacon Corporation ("Phacon") to acquire 100% of the outstanding common stock of Phacon by issuing to the Phacon shareholders 17,500,000 shares of our common stock after effecting a 1-for-10 reverse split of our previously issued and outstanding shares. This merger transaction has been accounted for in the consolidated financial statements included with this report as a reverse acquisition. As a result of this transaction, the shareholders of Phacon acquired or exercised control over a majority of our shares. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Phacon; therefore, the consolidated financial statements and the discussion and analysis below represent a continuation of Phacon, not Lexon, the legal survivor. Phacon is treated as the survivor for accounting purposes and Lexon is the survivor for legal purposes. Because Phacon was incorporated in July 2001, there are no applicable prior year periods for comparative purposes.
Our business going forward is the business of Phacon.

Business
--------
Phacon was formed in July of 2001 to commercialize a proprietary device and proprietary software package that reduces the amount of electricity required to power various indoor lighting devices in commercial buildings, factories, and office structures, as well as outdoor street and parking lot lighting. Since Phacon's inception, it has been involved in the development of its technology. Our business activities to date have included raising capital, developing prototype devices and installing test systems in Canada and Korea, and beginning to establish a marketing and sales distribution network.

Results of Operations for the Three and Six Months Ended June 30, 2002
----------------------------------------------------------------------
We had no revenues for the six months ended June 30, 2002 and have had no revenues from inception (July 18, 2001) to date. We expect that our initial revenues will be generated by the sale of energy saving lighting and related products. Additional revenues may be derived from the licensing of our proprietary technology.

Operating expenses for the three and six months ended June 30, 2002 were $116,456 and $165,416, respectively, consisting primarily of $115,810 and $164,181 for general and administrative expenses. Operating expenses since inception (July 18, 2001) total $687,596, consisting primarily of $405,000 for research and development, and $281,138 for general and administrative expenses. Our net loss per share for the three and six months ended June 30, 2002 was $0.01 and $0.01, respectively, based on a weighted average of 18,115,991 and 17,809,697 shares outstanding.

Provided adequate funding is found, we anticipate that operating expenses will increase substantially as research and production staff is hired and sales and marketing operations commence.

Liquidity and Capital Resources
-------------------------------
Our primary source of liquidity has been cash proceeds from the sale of our common stock. We anticipate that we will need to raise significant additional capital to complete development of our technology and bring our existing product to market. At this date we have no agreements or commitments for funding.

At June 30, 2002, we had a working capital deficit of $474,401. We had cash and cash equivalents of $22,334, and restricted cash of $13,308. The restricted cash consists of the balance of funds deposited in escrow pursuant to the merger discussed above to pay for the settlement of outstanding debt and the expenses of the merger. We also have related party loans receivable of $52,769 and advances to officers of $6,500. We expect these loans and advances to be repaid within the next twelve months.

Liabilities at June 30, 2002 total $569,312, consisting of primarily of accounts payable of $287,882 and accrued wages of $270,164. Management is working on a plan to resolve the accounts payable and accrued wages.

For the six months ended June 30, 2002, cash flows used by operating activities totaled $372,441. Cash provided by investing activities totaled $151,949, consisting of cash received from related party notes receivable, cash received from escrow, and cash received in the acquisition, offset by cash paid for property and equipment, cash paid for related party notes receivable and advances to officers. Cash provided by financing activities consisted of $220,000 received for a subscription receivable for the sale of common stock (see below).

In July 2001, we issued an aggregate of 13,720,000 shares of restricted common stock to founders and other individuals and entities that provided services in connection with the formation and initial organization of the company at a price of $0.001 per share.

In August 2001, we completed a private placement to an accredited investor of an aggregate of 2,280,000 shares of restricted common stock for aggregate proceeds of $570,000. At December 31, 2001, $350,000 had been received by Phacon with the balance of $220,000 paid during the six months ended June 30, 2002.

In October, Phacon issued 1,500,000 shares of its restricted common stock valued at $0.25 per share, or a total of $375,000, for the acquisition of technology relating to the regulation and control of electric power to flourescent lighting devices.

Because we have had no operations, have an operating loss and are dependent on financing to continue operations, our financial statements contain a going concern qualification. We intend to seek debt financing from traditional lending sources, loans from or private sales of our securities to our existing officers, directors, and shareholders, or such other debt or equity offerings that may be available to us. There is no assurance that we will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to us. We may also seek joint venture partners, business acquisitions and business alliances to create some synergy with our planned operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
See Item 4 below.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On April 5, 2002, a majority of our shareholders approved the acquisition of all of the issued and outstanding shares of Phacon Corporation, a privately-held California corporation. In connection with the acquisition transaction, the majority of our shareholders and Board of Directors adopted resolutions to effect a 10-for-1 reverse split of our issued and outstanding shares of $.001 par value common stock. The acquisition was effected pursuant to a Merger Agreement entered into April 14, 2002, with an effective date of May 29, 2002. A total of 17,500,000 post-split shares of our common stock was issued in connection with the transaction.

Prior to the effectiveness of the Merger, a total of 16,486,831 shares of the our common stock were issued and outstanding. On May 29, 2002, the effective date of the 10-for-1 reverse split, a total of (approximately) 19,148,684 shares of our common stock were issued and outstanding, including the shares issued in the Merger.

ITEM 5.  OTHER INFORMATION
   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    --------
     Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b) Reports on Form 8-K
    -------------------
    To report the closing of the merger with Phacon Corporation described above, we filed a Current Report on Form 8-K on May 28, 2002, with an amendment containing financial information on June 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: August 14, 2002

/S/Kenneth J. Eaken, President,
   Chief Executive Officer and Chief Financial Officer