Form 10QSB
period 2002-09-30
LEXON TECHNOLOGIES INC
filed 2002-11-13
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2002


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        19,428,683
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of September 30, 2002

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                  September 30,  December 31,
                                                       2002          2001
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $     51,390  $     36,134
 Cash held in trust                                          -       150,000
 Loans receivable - related parties                     52,769        30,769
 Advances to officers                                    7,500             -
                                                   -----------   -----------
   Total Current Assets                                111,659       216,903
                                                   -----------   -----------
FIXED ASSETS, NET                                        8,937         7,075
                                                   -----------   -----------
OTHER ASSETS                                             8,000             -
                                                   -----------   -----------
TOTAL ASSETS                                      $    128,596  $    223,978
                                                   ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $    276,461  $      2,587
 Accounts payable - related party                       12,450         4,851
 Accrued wages                                         272,514             -
 Other accrued expenses                                  7,266             -
                                                   -----------   -----------
   Total Current Liabilities                           568,691         7,438
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 19,428,683
  and 17,500,000 shares issued and
  outstanding, respectively                             19,429        17,500
 Additional paid-in capital                            362,328       941,220
 Subscription receivable                                     -      (220,000)
 Deficit accumulated during the development stage     (821,852)     (522,180)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)               (440,095)      216,540
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    128,596  $    223,978
                                                   ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)


                                                                                                 From Inception
                                                    For the                     For the         on July 18, 2001
                                               Three Months Ended           Nine Months Ended        Through
                                                  September 30,               September 30,        September 30,
                                               2002          2001          2002          2001          2002
                                            -----------   -----------   -----------   -----------   -----------
REVENUES                                   $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Research and development                             -             -             -             -       405,000
 Selling, general and administrative            136,531        68,395       300,712        68,395       417,669
 Depreciation and amortization                      862             -         2,097             -         2,320
                                            -----------   -----------   -----------   -----------   -----------
   Total Expenses                               137,393        68,395       302,809        68,395       824,989
                                            -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                           (137,393)      (68,395)     (302,809)      (68,395)     (824,989)
                                            -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                                      -             -         3,137             -         3,137
                                            -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                       -             -         3,137             -         3,137
                                            -----------   -----------   -----------   -----------   -----------
NET LOSS                                   $   (137,393) $    (68,395) $   (299,672) $    (68,395) $   (821,852)
                                            ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                       $      (0.01) $      (0.00) $      (0.02) $      (0.00)
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    19,157,813    15,568,649    18,264,008    15,568,649
                                            ===========   ===========   ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                 From Inception
                                                                                                on July 18, 2001
                                                                        For the Nine Months Ended    Through
                                                                              September 30,        September 30,
                                                                           2002          2001          2002
                                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $   (299,672) $    (68,395) $   (821,852)
 Adjustments to reconcile net loss to net cash
 (used) in operating activities:
  Depreciation and amortization                                               2,097             -         2,320
  Stock for services                                                              -        13,720        13,720
  Stock for technology                                                            -             -       375,000
 Changes in assets and liabilities:
  Increase in other assets                                                   (8,000)            -        (8,000)
  Increase (decrease) in accounts payable
   and accrued expenses                                                    (120,118)        3,000      (112,680)
                                                                        -----------   -----------   -----------
   Net Cash (Used) in Operating Activities                                 (425,693)      (51,675)     (551,492)
                                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                                        (3,959)       (1,834)      (11,257)
 Cash paid for related party notes receivables                              (27,000)      (25,385)      (67,769)
 Cash received from related party notes receivables                           5,000             -        15,000
 Advances to officers                                                        (7,500)       (3,187)       (7,500)
 Cash placed into escrow                                                          -             -      (150,000)
 Cash received from escrow                                                  150,000             -       150,000
 Cash paid for note receivable                                             (200,000)            -      (200,000)
 Note receivable converted in acquistion                                    200,000             -       200,000
 Cash received in acquisition                                                34,408             -        34,408
                                                                        -----------   -----------   -----------
   Net Cash Used in Investing Activities                                    150,949       (30,406)      (37,118)
                                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt of subscription receivable                                         220,000             -       220,000
 Cash received from issuance of common stock                                 70,000       150,000       420,000
                                                                        -----------   -----------   -----------
   Net Cash Provided by Financing Activities                                290,000       150,000       640,000
                                                                        -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    15,256        67,919        51,390

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                                   36,134             -             -
                                                                        -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     51,390  $     67,919  $     51,390
                                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
 Interest                                                              $          -  $          -  $          -
 Income taxes                                                          $          -  $          -  $          -

Non-Cash Investing and Financing Activities
 Stock issued for technology                                           $          -  $          -  $    375,000
 Stock issued for services                                             $          -  $     13,720  $     13,720



The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2002 and December 31, 2001

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $821,852 at September 30, 2002, a working capital deficit of approximately $440,000 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 -MATERIAL EVENTS

On September 27, 2002, the Company issued 280,000 shares of outstanding common stock to a private investor at $0.25 per share for total proceeds of $70,000.

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

General
-------
On April 14, 2002, we entered into a merger agreement (effective May 27, 2002) with Phacon Corporation ("Phacon") to acquire 100% of the outstanding common stock of Phacon by issuing to the Phacon shareholders 17,500,000 shares of our common stock after effecting a 1-for-10 reverse split of our previously issued and outstanding shares. This merger transaction has been accounted for in the consolidated financial statements included with this report as a reverse acquisition. As a result of this transaction, the shareholders of Phacon acquired or exercised control over a majority of our shares. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Phacon; therefore, the consolidated financial statements and the discussion and analysis below represent a continuation of Phacon, not Lexon, the legal survivor. Phacon is treated as the survivor for accounting purposes and Lexon is the survivor for legal purposes. Because Phacon was incorporated in July 2001, the prior year periods may not be directly applicable for comparative purposes. Our business going forward is the business of Phacon.

Business
--------
Phacon was formed in July of 2001 to commercialize a proprietary device and proprietary software package that reduces the amount of electricity required to power various indoor lighting devices in commercial buildings, factories, and office structures, as well as outdoor street and parking lot lighting. Since Phacon's inception, it has been involved in the development of its technology. Our business activities to date have included raising capital, developing prototype devices and installing test systems in Canada and Korea, and beginning to establish a marketing and sales distribution network. We have also been seeking joint venture partners, business acquisitions and business alliances to attempt to create some synergy with our planned operations, although we have not reached any definitive agreements to date.

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2002 compared to September 30, 2001
-----------------------------------------------------------------------------
We had no revenues for the nine months ended September 30, 2002 and have had no revenues from inception (July 18, 2001) to date. We expect that our initial revenues will be generated by the sale of energy saving lighting and related products. Additional revenues may be derived from the licensing of our proprietary technology.

Operating expenses for the three and nine months ended September 30, 2002 were $137,393 and $302,809, respectively, consisting primarily of $115,810 and $164,181 for general and administrative expenses. Operating expenses for the prior year periods were $68,395 and $68,395, respectively. The increase in operating expenses from 2001 reflects the fact that our business prior to the merger with Phacon was essentially dormant. Since the merger, management has been actively working to develop our business. Operating expenses since inception (July 18, 2001) total $824,989, consisting primarily of $405,000 for research and development, and $417,669 for general and administrative expenses. Our net losses per share for the three and nine months ended September 30, 2002 were $0.01 and $0.02, respectively, based on a weighted average of 19,157,813 and 18,264,008 shares outstanding.

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

At September 30, 2002, we had a working capital deficit of $457,032. We had cash and cash equivalents of $51,390. We also have related party loans receivable of $52,769 and advances to officers of $7,500. We expect these loans and advances to be repaid within the next twelve months.

Liabilities at September 30, 2002 total $568,691, consisting of primarily of accounts payable of $276,461, and accrued wages of $272,514. In August 2002, we entered into an oral agreement to pay J. Jehy Lah, the chairman of our board of directors, a salary of $135,000 per year. We also entered into an oral agreement to pay Ben Hwang, our Secretary, a salary of $85,000 per year. These salaries and the salary of Kenneth Eaken, our C.E.O. and President, are all being accrued until such time as funds are operating revenues are sufficient to pay the accrued amounts.

For the nine months ended September 30, 2002, cash flows used by operating activities totaled $425,693. Our operating activities since inception have been funded by the sale of our common stock.

Cash provided by investing activities totaled $150,949, consisting of cash received from related party notes receivable, cash received from escrow, and cash received in the acquisition, offset by cash paid for property and equipment, cash paid for related party notes receivable and advances to officers.

Cash provided by financing activities consisted of $220,000 received for a subscription receivable for the sale of common stock and $70,000 received from the sale of common stock to a shareholder.

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

ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 25, 2002.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
In September 2002, we issued 280,000 shares of restricted common stock to a shareholder and director, Kyu Hong Hwang, at $0.25 per share for proceeds of $70,000 cash. The shares were issued at a discount to market due to the restricted nature of the stock. The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or
Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

LEXON TECHNOLOGIES, INC.

Date: November 13, 2002

/S/Kenneth J. Eaken, President, C.E.O. and C.F.O.

                              CERTIFICATIONS

I, Kenneth J. Eaken, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lexon Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                           /S/Kenneth J. Eaken
                                                 Principal Executive Officer
                                                 Principal Financial Officer