Form 10KSB
period 2002-12-31
LEXON TECHNOLOGIES INC
filed 2003-02-19
CIK 1065189

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2002
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-24721
                                            ----------
                         LEXON TECHNOLOGIES, INC.
               ------------------------------------------------
        (Exact name of registrant as specified in charter)

       Delaware                                  87-0502701
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

2691 Richter Avenue, #124, Irvine, California                92606
-----------------------------------------                 ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (949)757-0888
                                               --------------
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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  State issuer's revenues for its most recent fiscal year: $-0-.

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at December 31, 2002, of $0.10 per share, the market value of shares held by non-affiliates would be $631,417, based on 6,314,173 shares. Lexon's stock is traded on the NASDAQ OTCBB under the symbol "LEXO" however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

     As of December 31, 2002, Lexon had 19,548,778 shares of common stock outstanding.


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

                       ITEM 1. DESCRIPTION OF BUSINESS

General
-------

In May 2002, Lexon acquired all of the issued and outstanding stock of Phacon Corporation, a privately-held California corporation pursuant to a Merger Agreement. In connection with the acquisition, a majority of the Registrant's shareholders approved a proposal to effect a 10-for-1 reverse split of the outstanding securities, and appointed new directors nominated by Phacon.
Lexon issued 17,500,000 shares of its post-reverse common stock in exchange for a like number of shares of Phacon plus the cancellation of an outstanding loan from Phacon for $200,000 plus accrued interest.

Following the merger, Lexon intended to engage in the business of commercializing a proprietary device and proprietary software package that reduces the amount of electricity required to power various indoor lighting devices in commercial buildings, factories, and office structures, as well as outdoor street and parking lot lighting.

However, market conditions and competition in the area of electrical devices has caused the company to consider alternative business strategies and to actively seek potential business acquisitions or opportunities to enter in an effort to commence business operations outside the electrical products area. Lexon does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. Lexon's board of directors has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as Lexon has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Lexon board of directors will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Lexon and its shareholders. The board of directors will select any potential business opportunity based on the directors' and management's business judgment.

The activities of the company are subject to several significant risks which arise primarily as a result of the fact that Lexon has no specific business at this time and may acquire or participate in a business opportunity based on the decision of the board of directors which potentially could act without the consent, vote, or approval of Lexon's shareholders. The risks faced by Lexon are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Management intends to hold expenses to a minimum and to obtain outside services on a contingency basis when possible. However, if Lexon engages outside advisors or consultants to assist with the evaluation of a potential business opportunity, it may be necessary to raise additional funds. At this time, Lexon has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

Competition
-----------
Until such time as Lexon completes an acquisition, Lexon will be unable to evaluate the type and extent of its likely competition. The board of directors is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. Lexon may be in direct competition with these other public companies in its search for business opportunities.

Personnel
---------
Lexon has a written employment agreement with Kenneth Eaken calling for salary payments of $125,000 per year, and oral agreements with J. Jehy Lah and Ben Hwang calling for salary payments of $135,000 and $85,000 per year, respectively. All of the above salaries are being accrued until such time as funds are available to pay salaries. There are no other employees and no other employment arrangements.


                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
Lexon leases office space at 2691 Richter Avenue, #124, Irvine, California 92623. The lease is month to month at a rate of $2,530 for approximately 1500 square feet. Lexon does not anticipate requiring any additional space in the next six to twelve months.

                            ITEM 3. LEGAL PROCEEDINGS

     None.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2002. It is our intention to schedule a shareholders' meeting to elect directors and transact any additional business in the second quarter of 2003.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the respective periods indicated, the prices of our Common Stock in the over the counter market as reported by a market maker on the NASD'S OTC Bulletin Board (the "OTCBB") and the National Quotation Bureau's Pink Sheets for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions. On May 24, 2001, our Common Stock was delisted from the OTCBB for failure to timely file our annual report. Our stock was relisted on the OTCBB on May 2, 2002. The quotes listed for the interim period are from the National Quotation Bureau's Pink Sheets.

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/02                    $ 0.85                $ 0.10
Quarter ended 9/30/02                     $ 0.94                $ 0.15
Quarter ended 6/30/02*
 4/1/02 to 5/29/02 (pre-split)            $ 0.15                $ 0.01
 5/29/02 to 6/30/02 (post-split)          $ 1.50                $ 0.15
Quarter ended 3/31/02                     $ 0.55                $ 0.01

Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                  $ 0.15                $ 0.005
Quarter ended 9/30/01                     $ 0.01                $ 0.01
Quarter ended 6/30/01                     $ 0.12                $ 0.05
Quarter ended 3/31/01                     $ 0.46                $ 0.12

Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/00                    $ 1.37                $ 0.15
Quarter ended 9/30/00                     $ 1.50                $ 0.15
Quarter ended 6/30/00                     $ 2.00                $ 1.50
Quarter ended 3/31/00                     $ 2.75                $ 1.12

* Our stock was subject to a 10 for 1 reverse split effective May 29, 2002 in connection with our merger with Phacon Corporation, a private California corporation.


Trading of our common stock has been limited or sporadic.

The number of our shareholders of record at January 30, 2003 was approximately 200.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

During the three month period ended December 31, 2002, in a private placement to an unrelated accredited investor we sold 120,000 shares of our restricted common stock, for aggregate proceeds of $100,000 shares. The shares issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in
Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

General
-------
On April 14, 2002, we entered into a merger agreement (effective May 29, 2002) with Phacon Corporation ("Phacon") to acquire 100% of the outstanding common stock of Phacon by issuing to the Phacon shareholders 17,500,000 shares of our common stock after effecting a 1-for-10 reverse split of our previously issued and outstanding shares. This merger transaction has been accounted for in the consolidated financial statements included with this report as a reverse acquisition. As a result of this transaction, the shareholders of Phacon acquired or exercised control over a majority of our shares. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Phacon; therefore, the consolidated financial statements and the discussion and analysis below represent a continuation of Phacon, not Lexon, the legal survivor. Phacon is treated as the survivor for accounting purposes and Lexon is the survivor for legal purposes. Because Phacon was incorporated in July 2001, the prior year period is only represented from inception of Phacon on July 18, 2001. Our business going forward is the business of Phacon.

Business
--------
Phacon was formed in July of 2001 to commercialize a proprietary device and proprietary software package that reduces the amount of electricity required to power various indoor lighting devices in commercial buildings, factories, and office structures, as well as outdoor street and parking lot lighting. Since inception, our business activities have included raising capital, developing prototype devices and attempting to establish a marketing and sales distribution network. Because market conditions and competition have increased substantially in this area, we have shifted our primary focus to seeking joint venture partners, business acquisitions and business alliances in an effort to commence business operations outside the electrical products area, although we have not reached any definitive agreements to date.

Results of Operations
---------------------
Year ended December 31, 2002 compared to year ended December 31, 2001
---------------------------------------------------------------------
Revenues. We had no revenues for the years ended December 31, 2002 and 2001. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating Expenses. Total expenses in 2002 were $476,647 compared to $522,180 in 2001. All expenses in 2002 were associated with maintenance of minimal office facilities, travel, due diligence and consulting expenses associated with the search for a business opportunity, and legal and accounting expenses related to our public filings. There were no expenses for research and development in 2002 compared to $405,000 in research and development expenses in 2001 relating to the proprietary electrical devices and software discussed above. Management hopes to keep expenses to a minimum in the next twelve months or until a business opportunity is identified.

Other Expense. Other income for 2002 totaled $3,137 in interest income. There was no other income for 2001.

Net loss. We had a net loss of $473,510 in 2002 or $0.03 per share based on a weighed average of 18,558,885 common shares outstanding, compared to a net loss of $522,180 in 2001 or $0.03 per share based on a weighted average of 16,630,000 common shares outstanding.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, we had a working capital deficit of $53,867. Current assets consisted of cash and cash equivalents of $86,801, and advances to related parties of $52,769. The related parties loans consist of the following:

  1. $34,769 loaned to Novabrite, LLC, a manufacturer and developer of reflective products used in road construction and other safety applications.
J. Jehy Lah, our chairman, is also chairman and CEO of Novabrite, and Ben Hwang, a former director, is the President.

  2. $18,000 loaned to former officers and directors Joshua Kim ($15,000) and Ben Hwang ($3,000).

The above loans were made by Phacon Corporation prior to the merger with Lexon on May 29, 2002. The loans are non-interest bearing and payable on demand. Management believes the amounts to be fully collectible.

At December 31, 2002, property and equipment consisting primarily of computer equipment and other office equipment and supplies was valued at $8,074, net of depreciation.

Current liabilities totaled $193,437 at December 31, 2002, consisting primarily of accrued wages of $172,500, plus $5,811 in accounts payable and $15,126 in accounts payable to related parties for expenses incurred on behalf of the company, primarily travel expenses for due diligence and exploration of business opportunities owed to J. Jehy Lah, our chairman, and Kenneth Eaken, our President.

At December 31, 2002, we have recorded contingent liabilities totaling $460,874 which represent certain outstanding payables from pre-merger Lexon. These amounts include $274,610 in accrued payables to various creditors and $186,264 in accrued wages. Although settlement of these liabilities is possible, we may have to pay these amounts and have therefore determined to record these liabilities as stated.

Cash used by operations in 2002 was $497,782, compared to $125,799 in the prior year period which did not represent a full year of operations. The increase is primarily due to expenses associated with consummating the merger with Phacon Corporation, the accounting and legal expenses of maintaining our public reporting status, and travel and due diligence expenses incurred in connection with management's exploration of business opportunities.
Management intends to make every effort to control operating expenses until a revenue generating business has been identified and operations have commenced.

Cash from investing activities in 2002 totaled $158,449, primarily due to the post-merger accounting treatment for an outstanding $150,000 loan to Lexon made in connection with the merger with Phacon Corporation, plus $34,408 cash received in the merger, and $5,000 cash received from related party notes receivable, offset by property and equipment purchases ($3,959), and cash paid for related party notes receivable ($27,000). Cash used in investing activities the prior year totaled $188,067, consisting of the loan from Phacon to Lexon ($150,000), property and equipment purchases ($7,298), and cash paid for related party notes receivable ($40,769), offset by $10,000 cash received from related party notes receivable.

In 2002, cash from financing activities totaled $390,000 consisting of $220,000 cash received from an outstanding subscription receivable and an additional $170,000 from the sale of common stock. In 2001, cash from financing activities totaled $350,000 from the sale of common stock.

In 2002 and 2001, our source of liquidity has been proceeds from the sale of our common stock to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $995,690 at December 31, 2002, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Subsequent to December 31, 2002, in January 2003 we have raised additional funds aggregating $100,000 from the sale of common stock in a private placement to unrelated accredited investors. Management believes this funding will be adequate to sustain our limited operations and enable us to continue our search for a business opportunity for the next twelve months. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to commence revenue producing business operations during fiscal 2003, although no definitive terms or agreements for funding or a business combination have been reached.

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

                                 PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                     Dates Served
  ----                  ---   --------                     ------------
J. Jehy Lah              56   Chairman of the board        7/01 to present*
Kenneth J. Eaken         49   CEO, President, director     6/02 to present*
Kyu Hong Hwang           57   Director                     7/01 to present*

Mr. Eaken was an officer and director of Lexon prior to its merger with Phacon. The listed date for his service represents the post-merger entity. Mr. Lah and Mr. Hwang have been directors since the inception of Phacon and continued in that capacity following the merger.

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

Biographical Information
------------------------
Set forth below is certain biographical information for each of our Officers and Directors.

J. Jehy Lah, age 56, is the founder of Phacon Corporation and was elected Chairman and Chief Executive Officer in July, 2001, upon incorporation of the company (2001-present). Mr. Lah has been in the import/export business for 29 years and served various companies in various capacities, including Vice Chairman of NCR Korea, a joint venture between NCR Corporation (NYSE:NCR) and Dongah Computers Corporation (1989-1992), Chairman and CEO of Dongah Group of Companies (1990-1992), and Chairman and CEO of Novabrite, LLC (1999-present). Mr. Lah joined Dongah Group of Companies in 1974, and was elected a Board member in 1980 and Vice Chairman in 1989, while managing Dongah's international operations from his California office (1974-1992). He also founded East-West Trading Company, an import/export company, in 1974, and has been President and CEO ever since (1974-present). He began his professional career in 1973 with Korea Trade Promotion Corporation (KOTRA), after serving in the Army for 3 years as the interpreter for Commanding Generals (1970-
1973). Mr. Lah completed pre-medicine at University of Iowa in 1970, studied marketing and management at University of Maryland in 1973, and attended an Executive Program at the School of Business Administration, University of Southern California in 1986.

Kenneth J. Eaken, age 49, was appointed as our President in February 2000, and was appointed as Chairman and Chief Executive Officer in September 2000. Mr. Eaken has served as our Senior Vice President of Business Development since joining the company in 1999. Prior to his association with the company, Mr. Eaken served as President and Chief Executive Officer of MapLinx Corporation (1991-1998), a marketing leader in retail desktop mapping software that is a subsidiary of a public PC based computer Software Company. Previously, Mr. Eaken's various executive management positions include his position as Vice President of Marketing for Sweda Group, Inc. (1987-1991), an international corporation, and Marketing Services Manager-International for the Official Airline Guides (OAG)(1978-1987), owned by Dun and Bradstreet, Inc., and AMR/American Airlines. Mr. Eaken received his Bachelor of Science degree in Marketing from Milton College (University of Wisconsin, 1973).

Kyu Hong Hwang, age 57, is a successful private investor currently engaged in the ownership of Hongha restaurant in Seoul . As a private investor and entrepreneur Mr. Hwang owned Choyung Industrial Corporation representing Polaroid and Alcon in Korea. Mr. Hwang started his business career with Daewoo in the office of planning and coordination. Prior to his military service form 1969-1972, Mr. Hwang received a Law degree from Yunsei University in 1968.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
To the best of our knowledge, we believe that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for its fiscal year ended December 31, 2002 were timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2002, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------

                     Annual Compensation                    Awards       Payouts
                                                Other      Restricted
Name and                                        Annual      Stock     Options  LTIP    All other
Principal Position Year  Salary       Bonus($) Compensation Awards   /SARs    Payout Compensation
------------------ ----  ------       -------- ------------ ------   -------  ------  ----------
J. Jehy Lah         2002  $ 80,000*     -0-       -0-         -0-      -0-      -0-       -0-
Chairman            2001  $ 15,000      -0-       -0-         -0-      -0-      -0-       -0-

Ken Eaken           2002  $ 62,500**    -0-       -0-         -0-      -0-      -0-       -0-
C.E.O.              2001  $   -0-       -0-       -0-         -0-      -0-      -0-       -0-

*     $67,500 is being accrued.
**    All salary compensation is being accrued.



Bonuses and Deferred Compensation
---------------------------------
Accrued compensation in the table above reflects salary accrued but not paid.

Employment Agreements
---------------------
Ken Eaken signed an employment contract with Lexon in February 2000 which was amended September 2000 upon his appointment as Chief Executive Officer. The contract was for a term of three years, automatically renewing for additional one year terms subject to thirty days notice of termination. On completion of the merger with Phacon, Mr. Eaken was the only officer who continued as an employee of the company. At this filing date, Mr. Eaken's employment agreement is the only written employment agreement in place, calling for annual compensation of $125,000, and expiring in April 19, 2003. Mr. Eaken's salary is accruing but has not been paid.

Since July 1, 2002, J. Jehy Lah has been accruing salary at an annual rate of $135,000 per year, and a former director, Ben Hwang, has been accruing salary at an annual rate of $85,000 per year, pursuant to a resolution of the board of directors. These salary accruals will not be paid until such time as the company has funds available for that purpose.

Compensation Pursuant to Plans
------------------------------
None.

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
The directors are reimbursed for expenses incurred in connection with their service as directors but are not otherwise compensated.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 31, 2003 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 19,548,778 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the concomitant increase in the number of outstanding shares.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      J. Jehy Lah                     3,232,000(1)         16.53
                  2691 Richter Avenue, #124
                  Irvine, California 92606

Common Stock      Joshua Kim                      1,000,000             5.12
                  611 Hosugreen-Officetel
                  Gyeonggi-Do, Korea

Common Stock      Hieronim Teresinski             1,500,000             7.67
                  9 Saddletree Drive
                  N. York, Ontaria, Canada

Common Stock      Kenneth J. Eaken                2,576,260(2)         13.18
                  12131 Drujon Ln
                  Dallas, TX 75244

Common Stock      Ben Hwang                       2,366,250(3)         12.10
                  P.O. Box 17869
                  Irvine, CA 92623

Common Stock      Kyu Hong Hwang                  2,560,000            13.10
                  701 Kwanghwamoon, #145
                  Jongru-Ku, Seoul, Korea

Securities Ownership of Management
----------------------------------
Common Stock      J. Jehy Lah, Chairman                  -see above-

Common Stock      Kyu Hong Hwang, director               -see above-

Common Stock      Kenneth J. Eaken, director,            -see above-
                   President and C.E.O.
                                                  ---------            -----
Common Stock      Officers and Directors
                  As a Group (3 persons)          8,368,260            42.81
                                                  =========            =====
-----------------------------------------
footnotes appear on page following

(1) Mr. Lah is the manager and controlling member of JSL Group, LLC, an entity which holds 2,500,000 shares. JSL also holds a 50% interest in PAC21C, LLC, an entity which holds 1,465,000 shares. Mr. Lah is also the manager of PAC21, LLC.

(2) Mr. Eaken number includes shares representing his 25% membership interest in PAC21C, LLC, an entity which holds 1,465,000 shares.

(3) Mr. Hwang is the manager and controlling partner of J&B Hwang, LLC, a family limited liability company which holds 2,000,000 shares, and also has a 25% membership interest in PAC21C, LLC, an entity which holds 1,465,000 shares.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, since the inception on July 18, 2001 through our fiscal year ended December 31, 2002, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

In July 2001, we entered into a Management Agreement with J. Jehy Lah, our chairman, for a term of 1 year, terminable on 30 days notice by either party, under which Mr. Lah received cash compensation of $2,500 per month. Since July 2002, Mr. Lah is accruing salary at a rate of $135,000 per year pursuant to an oral agreement terminable at will.

Under the above Management Agreement, Mr. Lah also sub-leased office space to us for which we paid $2,000 per month. Since July 2002, we are sub-leasing office space on a month to month basis from Mr. Lah at a rate of $2,530 per month.

In July 2001, we entered into a Management Agreement with Joshua Kim, our former vice-president and former director, for a term of 1 year, terminable on 30 days notice by either party, under which Mr. Kim received cash compensation of $2,000 per month. Under the agreement, Mr. Kim also sub-leased office space to us in Seoul, Korea for which we paid $1,000 per month. This agreement expired June 30, 2002. Mr. Kim resigned as an officer and director effective December 1, 2002.

In October 2001, we acquired certain technology from Hieronim Teresinski who subsequently became a director, by issuing to Mr. Teresinski 1,500,000 shares of our restricted common stock valued at $0.25 per share, or $375,000, pursuant to an Assignment of Technology. In addition, we entered into a Consulting Agreement with Electronic Structures, a Canadian corporation of which Mr. Teresinski is a principal, to which we paid $10,000 per month for 3 months for further development of the technology subject to the Assignment of Technology. The agreement expired at the end of the three months and has not been renewed. Mr. Teresinski resigned as a director effective December 1, 2002.

Effective July 1, 2002, Ben Hwang entered into an oral consulting agreement with us calling for a payment of $85,000 over twelve months. Mr. Hwang was a director until his resignation effective December 1, 2002.

During fiscal 2001, we loaned money to Novabrite, LLC, a manufacturer and developer of reflective products used in road construction and other safety applications. J. Jehy Lah, our chairman, is also chairman and CEO of Novabrite, and Ben Hwang, a former director, is the President. At December 31, 2002 a loan balance of $34,769 is outstanding. The loan is non-interest bearing and payable on demand. The loan was made by Phacon Corporation prior to the merger with Lexon on May 29, 2002, and the company has since instituted a policy prohibiting such related party loans. Management believes the amount to be fully collectible.

In fiscal 2002, we loaned money to former officers and directors Joshua Kim and Ben Hwang. At December 31, 2002 loan balances totaling $18,000 are outstanding ($15,000 to Mr. Kim, $3,000 to Mr. Hwang). The loans are non-interest bearing and payable on demand. The loans were made by Phacon Corporation prior to the merger with Lexon on May 29, 2002, and the company has since instituted a policy prohibiting such related party loans. Management believes the amounts to be fully collectible.

At December 31, 2002, we owed money to J. Jehy Lah and Kenneth Eaken totaling $15,126 for expenses incurred by them on our behalf, primarily for travel costs. These amounts were non-interest bearing and subsequently paid in January 2003.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              18
Consolidated Balance Sheet as of December 31, 2002                        19
Consolidated Statements of Operations for the years ended December 31,
 2002 and 2001 and from inception (July 18, 2001) through December 31,
 2002                                                                     20
Consolidated Statements of Stockholders' Equity                           21
Consolidated Statements of Cash Flows for the years ended December 31,
 2002 and 2001 and from inception (July 18, 2001) through December 31,
 2002                                                                     22
Notes to Consolidated Financial Statements                                23

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2002.


                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on January 7, 2003.

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

                                      LEXON TECHNOLOGIES, INC.


Date: February 14, 2003               By /S/Kenneth J. Eaken, President,
                                      C.E.O. and Principal Accounting Officer

Date: February 14, 2003               By /S/J. Jehy Lah, Chairman of the
                                      Board of Directors

Date: February 14, 2003               By /S/Kyu Hong Hwang, Director

                              CERTIFICATIONS

I, Kenneth J. Eaken, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lexon Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003          /S/ Kenneth J. Eaken
                                 Principal Executive and Accounting Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lexon Technologies, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and from inception on July 18, 2001 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexon Technologies, Inc. and Subsidiary as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and from inception on July 18, 2001 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
January 15, 2003

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
                                                                December 31,
                                                                    2002
                                                                ------------
CURRENT ASSETS
 Cash and cash equivalents (Note 1)                            $      86,801
 Advances to related parties (Note 4)                                 52,769
                                                                ------------
   Total Current Assets                                              139,570
                                                                ------------
PROPERTY AND EQUIPMENT, Net (Notes 1 and 3)                            8,074
                                                                ------------
TOTAL ASSETS                                                   $     147,644
                                                                ============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                              $       5,811
 Accounts payable - related party (Note 4)                            15,126
 Accrued wages                                                       172,500
                                                                ------------
   Total Current Liabilities                                         193,437
                                                                ------------
CONTINGENT LIABILITIES (Note 5)                                      460,874
                                                                ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares;
  19,548,778 shares issued and outstanding                            19,549
 Additional paid-in capital                                          469,474
 Deficit accumulated during the development stage                   (995,690)
                                                                ------------
   Total Stockholders' Equity (Deficit)                             (506,667)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                              $     147,644
                                                                ============









The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

                                                               From Inception
                                                              on July 18, 2001
                                       For the Year Ended         Through
                                          December 31,          December 31,
                                      2002           2001           2002
                                  ------------   ------------   ------------
REVENUES                         $           -  $           -  $           -
                                  ------------   ------------   ------------
EXPENSES
 Research and development                    -        405,000        405,000
 Selling, general and
  administrative                       473,687        116,957        590,644
 Depreciation and amortization           2,960            223          3,183
                                  ------------   ------------   ------------
   Total Expenses                      476,647        522,180        998,827
                                  ------------   ------------   ------------
LOSS FROM OPERATIONS                  (476,647)      (522,180)      (998,827)
                                  ------------   ------------   ------------
OTHER INCOME (EXPENSE)
 Interest income                         3,137              -          3,137
                                  ------------   ------------   ------------
   Total Other Income (Expense)          3,137              -          3,137
                                  ------------   ------------   ------------
NET LOSS                         $    (473,510) $    (522,180) $    (995,690)
                                  ============   ============   ============
BASIC LOSS PER SHARE             $       (0.03) $       (0.03)
                                  ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          18,558,885     16,630,000
                                  ============   ============







The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                      Additional                   During the
                                              Common Stock             Paid-in     Subscription    Development
                                          Shares         Amount        Capital       Receivable       Stage
                                       ------------   ------------   ------------   ------------   ------------
Balance, July 18, 2001                            -  $           -  $           -  $           -  $           -

July 2001 - stock issued for
  services at $0.001 per share           13,720,000         13,720              -              -              -

August 2001 - stock issued for
  cash at $0.25 per share                 2,280,000          2,280        567,720       (220,000)             -

October 2001 - stock issued for
  technology at $0.25 per share           1,500,000          1,500        373,500              -              -

Net loss for the period ended
  December 31, 2001                               -              -              -              -       (522,180)
                                       ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001               17,500,000         17,500        941,220       (220,000)      (522,180)

Receipt of subscription receivable                -              -              -        220,000              -

April 2002 - stock issued to acquire
  Phacon Corporation (Note 1)             1,648,778          1,649       (641,346)             -              -

September 2002 - stock issued for
  cash at $0.25 per share                   280,000            280         69,720              -              -

December 2002 - stock issued for
  cash at $0.83 per share                   120,000            120         99,880              -              -

Net loss for the year ended
  December 31, 2002                               -              -              -              -       (473,510)
                                       ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002               19,548,778  $      19,549  $     469,474  $           -  $    (995,690)
                                       ============   ============   ============   ============   ============








The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                                  From Inception
                                                                                                on July 18, 2001
                                                                         For the Year Ended          Through
                                                                             December 31,          December 31,
                                                                         2002           2001           2002
                                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $    (473,510) $    (522,180) $    (995,690)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
 Depreciation and amortization                                              2,960            223          3,183
 Stock for services                                                             -         13,720         13,720
 Stock for technology                                                           -        375,000        375,000
Changes in assets and liabilities:
 Increase (decrease) in accounts payable
   and accrued expenses                                                   (27,232)         7,438        (19,794)
                                                                     ------------   ------------   ------------
   Net Cash (Used) in Operating Activities                               (497,782)      (125,799)      (623,581)
                                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                                       (3,959)        (7,298)       (11,257)
Cash paid for related party notes receivables                             (27,000)       (40,769)       (67,769)
Cash received from related party notes receivables                          5,000         10,000         15,000
Cash placed into escrow                                                         -       (150,000)      (150,000)
Cash received from escrow                                                 150,000              -        150,000
Cash paid for note receivable                                            (200,000)             -       (200,000)
Note receivable converted in acquisition                                  200,000              -        200,000
Cash received in acquisition                                               34,408              -         34,408
                                                                     ------------   ------------   ------------
   Net Cash Provided by (Used in) Investing Activities                    158,449       (188,067)       (29,618)
                                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable                                        220,000              -        220,000
Cash received from issuance of common stock                               170,000        350,000        520,000
                                                                     ------------   ------------   ------------
   Net Cash Provided by Financing Activities                              390,000        350,000        740,000
                                                                     ------------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  50,667         36,134         86,801

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                                 36,134              -              -
                                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      86,801  $      36,134  $      86,801
                                                                     ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
 Interest                                                           $           -  $           -  $           -
 Income taxes                                                       $           -  $           -  $           -

Non-Cash Investing and Financing Activities
 Stock issued for technology                                        $           -  $     375,000  $     375,000
 Stock issued for services                                          $           -  $      13,720  $      13,720






The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Lexon Technologies, Inc. (Lexon) and its wholly-owned subsidiary, Chicago Map Corporation (CMC), until the dissolution of CMC during 2002 as mentioned below. Collectively, they are referred to herein as the "Company". Lexon was incorporated under the laws of the State of Delaware on April 20, 1989 under the name of California Cola Distributing Company, Inc. The name was later changed to Rexford, Inc. on October 1, 1992. Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to Lexon Technologies, Inc.

On July 21, 1999, Lexon acquired all of the issued and outstanding common stock of CMC in exchange for 10,500,000 shares of common stock. The shares issued in the acquisition resulted in the owners of CMC having operating control of Lexon immediately following the acquisition. Therefore, for financial reporting purposes, CMC was deemed to have acquired Lexon in a reverse acquisition accompanied by a recapitalization. The surviving entity reflected the assets and liabilities of Lexon and CMC at their historical book values and the historical operations of the Company were originally those of CMC (prior to the reverse merger with Phacon Corporation as described below).

Effective July 25, 2001, certain secured creditors holding past due promissory notes totaling $570,000, exercised their rights pursuant to a Security Agreement dated November 18, 1999, to take possession of the assets of the Company and to sell such assets at a private or public sale. A public sale was held on August 14, 2001 at which time, the secured creditors acquired the assets of the Company in lieu of the outstanding note totaling $570,000.

During 2002, the State of Illinois effectively revoked the articles of incorporation of CMC and CMC was dissolved. The consolidated financial statements include the operations of CMC for the year ended December 31, 2001 and for the period up until dissolution during 2002. As of December 31, 2002, the only remaining legal entity was Lexon Technologies, Inc.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a.  Organization (Continued)

This merger transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of Phacon acquired or exercised control over a majority of the shares of Lexon. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Phacon; therefore, these consolidated financial statements represent a continuation of Phacon, not Lexon, the legal survivor. Phacon is treated as the survivor for accounting purposes and Lexon is the survivor for legal purposes. The historical financial statements presented are those of Phacon rather than Lexon.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Principles of Consolidation

The consolidated financial statements include the accounts of Lexon Technologies, Inc. and its wholly-owned subsidiary, Chicago Map Corporation up until the date of dissolution. All material intercompany accounts and transactions have been eliminated in the consolidation.

e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Basic (Loss) Per Share

The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is antidilutive for the periods presented.
                                                      December 31,
                                                    2002           2001
                                                ------------   ------------
Numerator - (loss)                             $    (473,510) $    (522,180)

Denominator - weighted average number of
 shares outstanding                               18,558,885     16,630,000
                                                ------------   ------------
Loss per share                                 $       (0.03) $       (0.03)
                                                ============   ============

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

  Description                 Estimated Useful Life
  -----------                 ---------------------
  Computer equipment               3 years
  Other equipment                  5 years

Depreciation expense for the years ended December 31, 2002 and 2001 was $2,960 and $223, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2002, no impairments were recognized.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $982,264 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2002:

Deferred tax asset:
   NOL carryforward                  $   245,566
   Valuation allowances                 (245,566)
                                      ----------
     Total                           $         -
                                      ==========

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $995,690 at December 31, 2002, a working capital deficit of approximately $54,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 -PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002:

  Computer equipment                    $   8,990
  Other equipment                           2,267
  Accumulated depreciation                 (3,183)
                                         --------
     Total property and equipment       $   8,074
                                         ========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 4 -RELATED PARTY TRANSACTIONS

The Company has loaned $34,769 to a company which shares a common officer.
The amount is non-interest bearing and payable upon demand. The Company has also loaned an additional $18,000 to certain officers and employees of the Company. These amounts are also non-interest bearing and payable upon demand. Management of the Company believes the amounts to be fully collectible. Accordingly, no allowance for bad debts has been recorded as of December 31, 2002.

The Company also owes certain officers of the Company a total of $15,126 for expenses incurred on behalf of the Company, primarily travel costs. These amounts were subsequently paid in January 2003, and were non-interest bearing.

The Company leases office space from a related party on a month-to-month basis at $2,530 per month. Rent expense was $44,388 and $20,000 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 -COMMITMENTS AND CONTINGENCIES

The Company has reserved and recorded certain contingent liabilities totaling $460,874 which represents certain outstanding payables from its predecessor company that are significantly old. Management is currently uncertain as to whether or not the amounts will be paid in the future. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities. The amount is broken out as follows:

  Accrued payables to various creditors     $    274,610
  Accrued wages                                  186,264
                                             -----------
     Total Contingent Liabilities           $    460,874
                                             ===========

The Company has also entered into an employment agreement with its President for annual compensation of $125,000, expiring on April 19, 2003. In addition, the Company has agreed, pursuant to a Board resolution, to pay a separate officer annual compensation of $135,000 and an employee $85,000 per year. These amounts have been accrued by the Company beginning July 1, 2002 and will be paid once the Company has adequate cash.

NOTE 6 -2000 NON-QUALIFIED STOCK OPTION PLAN

On September 14, 2000, the Company adopted a 2000 Non-Qualified Stock Option Plan (the "Plan") under which options to acquire stock of the Company may be granted from time to time to employees and consultants of the Company or its subsidiaries. Under the Plan, a total of 250,000 (post-split) shares of common stock may be subject to, or issued pursuant to, options granted under the terms of the Plan. The exercise price of each option issued under the Plan shall be determined by the Board of Directors on the date of grant. The Board also determines the term, restrictions on vesting and exercise dates although the term cannot exceed 5 years.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 6 -2000 NON-QUALIFIED STOCK OPTION PLAN (Continued)

Pursuant to the Plan, the Company issued a total of 134,500 (post-split) options to a consultant of the Company during the year ended December 31, 2000. The options were exercisable at $2.50 per share. A total of 103,000 (post-split) of the granted options were exercised during 2000 for a total of $257,500 and the remaining options expired unexercised on September 12, 2002.

NOTE 7 -STOCK PURCHASE WARRANTS

In connection with the issuance of notes payable during 1999, the Company issued stock purchase warrants to note holders that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock.

Stock purchase warrants (post-split) outstanding at December 31, 2002 consist of the following:

  Warrants convertible at an exercise price
   of $25.00 per share with expiration dates
   of August 2004.                                       7,500
                                                       --------
          Total                                          7,500
                                                       ========

NOTE 8 -FINANCIAL INSTRUMENTS

The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2002. The Company has no investments in derivative financial instruments.

NOTE 9 -DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in FASB No. 7. It is concentrating substantially all of its efforts in raising capital and defining business operations in order to generate significant revenues.

NOTE 10 -SUBSEQUENT EVENT

Subsequent to December 31, 2002, the Company issued an additional 120,000 shares of its common stock valued at $0.83 per share for cash proceeds of $100,000.