Form 10QSB
period 2003-03-31
LEXON TECHNOLOGIES INC
filed 2003-05-14
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 2003


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



             18001 Cowan, Suite G-H, Irvine, California 92614
             ------------------------------------------------
                 (Address of Principle Executive Offices)


                             (949)477-4000
           --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        20,628,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of March 31, 2003

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

                                                    March 31,    December 31,
                                                      2003          2002
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $    344,150  $     86,801
 Advances to related parties                            52,769        52,769
                                                   -----------   -----------
   Total Current Assets                                396,919       139,570
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                              7,212         8,074
                                                   -----------   -----------

TOTAL ASSETS                                      $    404,131  $    147,644
                                                   ===========   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $      5,312  $      5,811
 Accounts payable - related party                       26,774        15,126
 Accrued wages                                         196,750       172,500
                                                   -----------   -----------

   Total Current Liabilities                           228,836       193,437
                                                   -----------   -----------

CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 20,628,778 and
  19,548,778 shares issued and outstanding,
  respectively                                          20,629        19,549
 Additional paid-in capital                            878,394       469,474
 Other comprehensive loss                               (5,396)            -
 Deficit accumulated during the development stage   (1,179,206)     (995,690)
                                                   -----------   -----------

   Total Stockholders' Equity (Deficit)               (285,579)     (506,667)
                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    404,131  $    147,644
                                                   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                              From Inception
                                             For the         on July 18, 2001
                                       Three Months Ended         Through
                                             March 31,            March 31,
                                        2003          2002          2003
                                     -----------   -----------   -----------
REVENUES                            $          -  $          -  $          -
                                     -----------   -----------   -----------
EXPENSES
 Research and development                      -             -       405,000
 Selling, general and administrative     182,654        48,372       773,298
 Depreciation and amortization               862           589         4,045
                                     -----------   -----------   -----------
   Total Expenses                        183,516        48,961     1,182,343
                                     -----------   -----------   -----------
LOSS FROM OPERATIONS                    (183,516)      (48,961)   (1,182,343)
                                     -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                               -         1,687         3,137
                                     -----------   -----------   -----------
   Total Other Income (Expense)                -         1,687         3,137
                                     -----------   -----------   -----------
NET LOSS                                (183,516)      (47,274)   (1,179,206)
                                     -----------   -----------   -----------
OTHER COMPREHENSIVE LOSS
 Loss on foreign currency adjustments     (5,396)            -        (5,396)
                                     -----------   -----------   -----------
NET COMPREHENSIVE LOSS              $   (188,912) $    (47,274) $ (1,184,602)
                                     ===========   ===========   ===========
BASIC LOSS PER SHARE                $      (0.01) $      (0.00)
                                     ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            19,752,778    17,500,000
                                     ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

CAPTION>
                                                                                 From Inception
                                                                                 on July 18, 2001
                                                        For the Three Months Ended   Through
                                                                March 31,            March 31,
                                                           2003          2002          2003
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (183,516) $    (47,274) $ (1,179,206)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
Depreciation and amortization                                   862           589         4,045
Stock for services                                                -             -        13,720
Stock for technology                                              -             -       375,000
Changes in assets and liabilities:
Increase in other assets                                          -        (1,687)            -
Change in currency conversion                                (5,396)            -        (5,396)
Increase (decrease) in accounts payable
   and accrued expenses                                      35,399        (3,438)       15,605
                                                        -----------   -----------   -----------
Net Cash (Used) in Operating Activities                    (152,651)      (51,810)     (776,232)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                              -             -       (11,257)
Cash paid for related party notes receivables                     -        (1,000)      (67,769)
Cash received from related party notes receivables                -             -        15,000
Advances to officers                                              -       (40,805)            -
Cash placed into escrow                                           -             -      (150,000)
Cash received from escrow                                         -       150,000       150,000
Cash paid for note receivable                                     -      (150,000)     (200,000)
Note receivable converted in acquistion                           -             -       200,000
Cash received in acquisition                                      -             -        34,408
                                                        -----------   -----------   -----------
Net Cash Used in Investing Activities                             -       (41,805)      (29,618)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable                                -       220,000       220,000
Cash received from issuance of common stock                 410,000             -       930,000
                                                        -----------   -----------   -----------
Net Cash Provided by Financing Activities                   410,000       220,000     1,150,000
                                                        -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   257,349       126,385       344,150

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                   86,801        36,134             -
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    344,150  $    162,519  $    344,150
                                                        -----------   -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest                                               $          -  $          -  $          -
Income taxes                                           $          -  $          -  $          -

Non-Cash Investing and Financing Activities
Stock issued for technology                            $          -  $          -  $    375,000
Stock issued for services                              $          -  $          -  $     13,720




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,179,206 at March 31, 2003 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company was able to raise an additional $410,000 through the issuance of common stock during the three months ended March 31, 2003 which will be used for operations and investment acquisitions (See Note 4). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 - MATERIAL EVENTS

On January 17, 2003, the Company issued 120,000 shares of common stock to a private investor at $0.835 per share for total proceeds of $100,000.

On January 31, 2003, the Company issued 120,000 shares of common stock to a private investor at $0.835 per share for total proceeds of $100,000.

On March 28, 2003, the Company issued 840,000 shares of common stock to a related party at $0.25 per share for total proceeds of $210,000.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2003 and December 31, 2002


NOTE 3 - MATERIAL EVENTS (Continued)

On March 18, 2003, the Company incorporated a wholly-owned subsidiary in the Republic of Korea named Lexon Korea Corporation for the purpose of entering into potential business combinations with Korean operating entities (See Note
4).

NOTE 4 - SUBSEQUENT EVENT

Effective April 2, 2003, Lexon Korea Corporation invested a total of $250,000 for an initial approximate three percent (3%) ownership (30,000 shares) in a Republic of Korea entity called NPC Corporation. The investment will be recorded at the Company's initial cost of $250,000.

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

General
-------
The Company was formed in July of 2001 to commercialize a proprietary device and proprietary software package that reduces the amount of electricity required to power various indoor lighting devices in commercial buildings, factories, and office structures, as well as outdoor street and parking lot lighting. Since inception, our business activities have included raising capital, developing prototype devices and attempting to establish a marketing and sales distribution network. Because market conditions and competition have increased substantially in this area, we have shifted our primary focus to seeking joint venture partners, business acquisitions and business alliances in an effort to commence business operations outside the electrical products area, although we have not reached any definitive agreements to date.

Results of Operations
---------------------
Three Months Ended March 31, 2003 compared to March 31, 2002
------------------------------------------------------------
We had no revenues for the three months ended March 31, 2003 and have had no revenues from inception (July 18, 2001) to date. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating expenses for the three months ended March 31, 2003 were $183,516, consisting primarily of $182,654 for general and administrative expenses. Operating expenses for the prior year period was $48,961. The increase in operating expenses from the same period in 2002 includes a payment of $50,000 to Jehy Lah for accrued salary and a payment of $12,000 to Ben Hwang for accrued salary. The remaining increase reflects additional accrued salaries, travel, consultation and due diligence expenses related to management's continuing efforts to identify a business partner. Operating expenses since inception (July 18, 2001) total $1,182,343, consisting primarily of $405,000 for research and development, and $773,298 for general and administrative expenses. Our net loss per share for the three months ended March 31, 2003 was $0.01, based on a weighted average of 19,752,778 shares outstanding.

Management hopes to keep expenses to a minimum in the next twelve months or until a business opportunity is identified. Provided a business acquisition and/or partnership is identified and adequate funding is found, we anticipate that operating expenses will increase substantially as research and production staff is hired and sales and marketing operations commence.

Liquidity and Capital Resources
-------------------------------
Our primary source of liquidity has been cash proceeds from the sale of our common stock. We anticipate that we will need to raise significant additional capital to complete a business acquisition. At this date we have no agreements or commitments for funding.

At March 31, 2003, we had a working capital of $168,083. We had cash and cash equivalents of $344,150. We also have related party advances of $52,769. We expect these advances to be repaid within the next twelve months.

Current liabilities at March 31, 2003 total $228,836, consisting primarily of accounts payable of $5,312, accounts payable - related party of $26,774, and accrued wages of $196,750. In August 2002, we entered into an oral agreement to pay J. Jehy Lah, the chairman of our board of directors, a salary of $135,000 per year. We also entered into an oral agreement to pay Ben Hwang, our Secretary, a salary of $85,000 per year. Other than the payments of accrued salary amounts to Mr. Lah ($50,000) and Mr. Hwang ($12,000) listed above (see Results of Operations), these salaries and the salary of Kenneth Eaken, our C.E.O. and President, are all being accrued until such time as operating revenues or other funds are available sufficient to pay the accrued amounts.

For the three months ended March 31, 2003, cash flows used by operating activities totaled $152,651, compared to $51,810 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock.

We did not engage in any investing activities in the three months ended March 31, 2003. In the prior year period, we used $41,805 for a related party note receivable ($1,000) and advances to officers ($40,805).

Cash provided by financing activities consisted of $410,000 received from the sale of our common stock, compared to the prior year when we received $220,000 for payment of a subscription receivable.

On March 18, 2003, we incorporated a wholly-owned subsidiary in the Republic of Korea named Lexon Korea Corporation. This subsidiary was formed to facilitate entering into potential business combinations with Korean operating entities. On April 2, 2003, this subsidiary invested a total of $250,000 for an approximate 3% equity ownership in a private Republic of Korea entity, NPC Corporation. NPC Corporation is an entity which controls the worldwide marketing rights to certain nanotechnology. Management is actively engaged in discussions concerning the acquisition of this entity and is seeking the necessary financing to complete the acquisition.

Because we have had no operations, have an operating loss and are dependent on financing to continue operations, our financial statements contain a going concern qualification. We intend to continue to seek financing from traditional lending sources, loans from or private sales of our securities to our existing officers, directors, and shareholders, or such other debt or equity offerings that may be available to us. There is no assurance that we will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to us.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 1, 2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2003, we issued 240,000 shares of our common stock to two private investors at $0.835 per share for total proceeds of $200,000.

In March 2003, we issued 840,000 shares of our common stock to the spouse of Kyu Hong Hwang who is a director, at $0.25 per share for total proceeds of $210,000.

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

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

ITEM 5.  OTHER INFORMATION

We have scheduled a shareholders' meeting to be held Tuesday, May 20, 2003, 9:00am PST, at the Dry Creek Room, Sutton Place Hotel, 4500 MacArthur Blvd., Newport Beach, CA 92660.

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

Date: May 14, 2003

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

Date: May 14, 2003                               /S/Kenneth J. Eaken
                                                 Principal Executive Officer
                                                 Principal Financial Officer