Form 10QSB
period 2003-06-30
LEXON TECHNOLOGIES INC
filed 2003-08-19
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 2003


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        20,628,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of June 30, 2003

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

                                                    June 30,     December 31,
                                                      2003          2002
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $      9,561  $     86,801
 Advances to related parties                            25,769        52,769
                                                   -----------   -----------
   Total Current Assets                                 35,330       139,570
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                              8,100         8,074
                                                   -----------   -----------
OTHER ASSETS
 Investment, recorded at cost                          250,000             -
 Note receivable - related party                       167,224             -
 Other assets                                           16,398             -
                                                   -----------   -----------
   Total Other Assets                                  433,622             -
                                                   -----------   -----------
TOTAL ASSETS                                      $    477,052  $    147,644
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $     11,780  $      5,811
 Accounts payable - related party                       24,567        15,126
 Note payable - related party                            6,689             -
 Convertible note payable                              167,224             -
 Accrued wages                                         253,000       172,500
                                                   -----------   -----------
   Total Current Liabilities                           463,260       193,437
                                                   -----------   -----------
CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 20,628,778 and
  19,548,778 shares issued and outstanding,
  respectively                                          20,629        19,549
 Additional paid-in capital                            878,394       469,474
 Other comprehensive income                              5,313             -
 Deficit accumulated during the development stage   (1,351,418)     (995,690)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)               (447,082)     (506,667)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    477,052  $    147,644
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                From Inception
                                                   For the                     For the         on July 18, 2001
                                             Three Months Ended           Six Months Ended          Through
                                                   June 30,                    June 30,             June 30,
                                              2003          2002          2003          2002          2003
                                           -----------   -----------   -----------   -----------   -----------
REVENUES                                  $          -  $          -  $          -  $          -  $          -
                                           -----------   -----------   -----------   -----------   -----------
EXPENSES
 Research and development                            -             -             -             -       405,000
 Selling, general and administrative           171,084       115,810       353,738       164,181       944,382
 Depreciation and amortization                   1,132           646         1,994         1,235         5,177
                                           -----------   -----------   -----------   -----------   -----------
   Total Expenses                              172,216       116,456       355,732       165,416     1,354,559
                                           -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                          (172,216)     (116,456)     (355,732)     (165,416)   (1,354,559)
                                           -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                                     4         1,450             4         3,137         3,141
                                           -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                      4         1,450             4         3,137         3,141
                                           -----------   -----------   -----------   -----------   -----------
NET LOSS                                      (172,212)     (115,006)     (355,728)     (162,279)   (1,351,418)
                                           -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME
 Gain on foreign currency adjustments           10,709             -         5,313             -         5,313
                                           -----------   -----------   -----------   -----------   -----------
NET COMPREHENSIVE LOSS                    $   (161,503) $   (115,006) $   (350,415) $   (162,279) $ (1,346,105)
                                           ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                      $      (0.01) $      (0.01) $      (0.02) $      (0.01)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  20,628,778    18,115,991    20,193,198    17,809,697
                                           ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                        For the Six Months Ended     Through
                                                                June 30,             June 30,
                                                           2003          2002          2003
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $   (355,728) $   (162,279) $ (1,351,418)
 Adjustments to reconcile net loss to net cash
 (used) in operating activities:
  Depreciation and amortization                               1,994         1,235         5,177
  Stock for services                                              -             -        13,720
  Stock for technology                                            -             -       375,000
 Changes in assets and liabilities:
  Increase in other assets                                  (16,398)       (8,000)      (16,398)
  Change in currency conversion                               5,313             -         5,313
  Increase (decrease) in accounts payable
   and accrued expenses                                      95,910      (203,397)       76,116
                                                        -----------   -----------   -----------
   Net Cash (Used in) Operating Activities                 (268,909)     (372,441)     (892,490)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                        (2,020)       (3,959)      (13,277)
 Cash paid for related party notes receivables             (167,224)      (27,000)     (234,993)
 Cash received from related party notes receivables          27,000         5,000        42,000
 Cash paid for investments                                 (250,000)            -      (250,000)
 Advances to officers                                             -        (6,500)            -
 Cash placed into escrow                                          -             -      (150,000)
 Cash received from escrow                                        -       150,000       150,000
 Cash paid for note receivable                                    -      (200,000)     (200,000)
 Note receivable converted in acquisition                         -       200,000       200,000
 Cash received in acquisition                                     -        34,408        34,408
                                                        -----------   -----------   -----------
   Net Cash Provided by (Used in) Investing Activities     (392,244)      151,949      (421,862)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt of subscription receivable                               -       220,000       220,000
 Proceeds from related party notes                          173,913             -       173,913
 Cash received from issuance of common stock                410,000             -       930,000
                                                        -----------   -----------   -----------
   Net Cash Provided by Financing Activities                583,913       220,000     1,323,913
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (77,240)         (492)        9,561

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                   86,801        36,134             -
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      9,561  $     35,642  $      9,561
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Payments For:
  Interest                                             $          -  $          -  $          -
  Income taxes                                         $          -  $          -  $          -

 Non-Cash Investing and Financing Activities
  Stock issued for technology                          $          -  $          -  $    375,000
  Stock issued for services                            $          -  $          -  $     13,720


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,351,418 at June 30, 2003 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company was able to raise an additional $410,000 through the issuance of common stock during the six months ended June 30, 2003 which has been used for operations and investment acquisitions (See Note 3). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2003 and December 31, 2002

NOTE 3 - MATERIAL EVENTS (Continued)

On March 18, 2003, the Company incorporated a wholly-owned subsidiary in the Republic of Korea named Lexon Korea Corporation (Lexon Korea) for the purpose of entering into potential business combinations with Korean operating entities.

Effective April 2, 2003, Lexon Korea invested a total of $250,000 for an initial approximate three percent (3%) ownership (30,000 shares) in a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC). The investment has been recorded at the Company's initial cost of $250,000.

During the three months ended June 30, 2003, the Company received $167,224 from a director of the Company pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on December 26, 2003 and is convertible into 668,000 shares of the Company's stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. The $167,224 received pursuant to this note was then loaned to NPC pursuant to a separate debenture agreement. This note receivable bears interest at 7.5% interest and matures on June 30, 2004.

The Company also received $6,689 pursuant to a promissory note from a related entity during the three months ended June 30, 2003 to be used for operating capital. This promissory note includes 7.5% interest and matures on May 16, 2004.

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

During the first quarter of 2003, the Company identified an opportunity in the nanotechnology business. During the six months ended June 30, 2003, the Company has focused its total attention to the investigation and evaluation of the nanotechnology business, specifically the manufacture and sale of metal nanoparticles.

Results of Operations
---------------------
Three Months and Six Months Ended June 30, 2003 compared to June 30, 2002
-------------------------------------------------------------------------
We had no revenues for the three and six months ended June 30, 2003 and have had no revenues from inception (July 18, 2001) to date. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating expenses for the three and six months ended June 30, 2003 were $172,216 and $355,732, respectively, consisting primarily of $171,084 and $353,738 for general and administrative expenses. Operating expenses for the prior year periods were $116,456 and $165,416, respectively. The increase in operating expenses during the six months ended June 30, 2003 from the same period in 2002 reflects additional salaries and professional fees, travel, consultation and due diligence expenses related to management's continuing efforts to identify a business partner. Operating expenses for the six months ended June 30, 2003 include a payment of $50,000 to Jehy Lah for accrued salary and payments of $42,000 to Ben Hwang for accrued salary. Operating expenses since inception (July 18, 2001) total $1,354,559, consisting primarily of $405,000 for research and development, and $944,382 for general and administrative expenses. Our net losses per share for the three and six months ended June 30, 2003 were $0.01 and $0.02, respectively, based on a weighted average of 20,628,778 and 20,193,198 shares outstanding.

Over the last six months management has been investigating and evaluating potential business combination candidates in the area of nanotechnology, specifically the manufacture and distribution of metal nanoparticles. On April 2, 2003, the Company acquired a 3% interest in Nano Plasma Center Company, Ltd. ("NPC"), a development stage company headquartered in Daejon, Republic of Korea. This $250,000 investment was made by the Company's subsidiary, Lexon Korea Corporation. On June 30, 2003, the Company loaned NPC $167,224 for a term of one year at 7.5% interest. This loan was offered to NPC as an inducement to continue business combination efforts. Management hopes the continued efforts of both companies will result in a mutually favorable relationship, although no definitive agreement has been reached at this filing date.

Provided that this or another business acquisition and/or partnership is identified and consummated, with adequate funding for the acquisition and operations obtained, we anticipate that operating expenses will increase substantially as research and production staff is hired and sales and marketing operations commence.

Liquidity and Capital Resources
-------------------------------
Our primary source of liquidity has been cash proceeds from the sale of our common stock. We anticipate that we will need to raise significant additional capital to complete a business acquisition. At this date we have no agreements or commitments for long term funding.

At June 30, 2003 we had negative working capital of $427,930. We had cash and cash equivalents of $9,561. We also have related party advances of $25,769. We expect these advances to be repaid within the next twelve months.

Current liabilities at June 30, 2003 total $463,260, consisting primarily of accounts payable of $11,780, accounts payable - related party of $24,567, and accrued wages of $253,000. On June 30, 2003, we accepted a convertible note of $167,224 from a related party payable on or before December 26, 2003. At the election of the holder this note can be converted to common stock at $.25 per share.

In August 2002, we entered into an oral agreement to pay J. Jehy Lah, the chairman of our board of directors, a salary of $135,000 per year. We also entered into an oral agreement to pay Ben Hwang, our Secretary, a salary of $85,000 per year. Other than the payments of accrued salary amounts to Mr. Lah ($50,000) and Mr. Hwang ($42,000) listed above (see Results of Operations), these salaries and the salary of Kenneth Eaken, our C.E.O. and President, are all being accrued until such time as operating revenues or other funds are available sufficient to pay the accrued amounts.

For the six months ended June 30, 2003, cash flows used by operating activities totaled $268,909 compared to $372,441 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock and the issuance of a convertible note on June 30, 2003.

On April 2, 2003, we invested $250,000 in NPC for a 3% interest in the company and on June 30, 2003 loaned an additional $167,224 to NPC. In the prior year period, we used $27,000 for a related party note receivable and made advances to officers totaling $6,500.

Cash provided by financing activities consisted of $410,000 received from the sale of our common stock, and $173,913 from related party notes, compared to the prior year when we received $220,000 for payment of a subscription receivable.

On March 18, 2003, we incorporated a wholly-owned subsidiary in the Republic of Korea named Lexon Korea Corporation. This subsidiary was formed to facilitate entering into potential business combinations with Korean operating entities. On April 2, 2003, this subsidiary invested a total of $250,000 for an approximate 3% equity ownership in a private Republic of Korea entity, NPC. NPC is an entity which controls the worldwide marketing rights to certain nanotechnology. Management is actively engaged in discussions concerning the acquisition of this entity and is seeking the necessary financing to complete the acquisition.

Because we have had no significant operations, have an operating loss and are dependent on financing to continue operations, our financial statements contain a going concern qualification. We intend to continue to seek financing from traditional lending sources, loans from or private sales of our securities to our existing officers, directors, and shareholders, or such other debt or equity offerings that may be available to us. There is no assurance that we will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to us.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive and financial officer believes our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on July 25, 2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 2003, we received $167,224 from Kyu Hong Hwang, one of our directors, pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on December 26, 2003 and is convertible into 668,000 shares of the Company's stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. The $167,224 received pursuant to this note was then loaned to NPC pursuant to a separate debenture agreement. This note receivable bears interest at 7.5% interest and matures on June 30, 2004.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held a shareholders' meeting on May 20, 2003 in Newport Beach, California. At the meeting, Kenneth Eaken, our president, announced that we had:

(1) Authorized a class of 10,000,000 shares of preferred stock with rights and privileges to be designated by the board of directors; and

(2) Elected J. Jehy Lah, Kenneth J. Eaken, and, Kyu Hong Hwang to our board of directors.

The affirmative written consent to the above actions of shares representing a majority of the outstanding shares on the record date was required and obtained to approve the authorization of the preferred stock and each director's election.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 - CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002.

Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b) Reports on Form 8-K
    -------------------
None.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: August 19, 2003

/S/Kenneth J. Eaken, President, C.E.O. and C.F.O.