Form 10QSB
period 2003-09-30
LEXON TECHNOLOGIES INC
filed 2003-11-14
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2003


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        20,628,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of September 30, 2003

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                  September 30,  December 31,
                                                       2003         2002
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $     20,579  $     86,801
 Advances to related parties                            25,769        52,769
                                                   -----------   -----------
   Total Current Assets                                 46,348       139,570
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                              7,225         8,074
                                                   -----------   -----------
OTHER ASSETS
 Investment, recorded at cost                          250,000             -
 Note receivable - related party                       173,883             -
 Interest receivable                                     3,260             -
 Other assets                                           16,856             -
                                                   -----------   -----------
   Total Other Assets                                  443,999             -
                                                   -----------   -----------
TOTAL ASSETS                                      $    497,572  $    147,644
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                                 $      7,540  $      5,811
 Accounts payable - related parties                     66,257        15,126
 Note payable - related party                            6,955             -
 Convertible notes payable                             198,883             -
 Accrued interest                                        3,391             -
 Accrued wages                                         339,250       172,500
                                                   -----------   -----------
   Total Current Liabilities                           622,276       193,437
                                                   -----------   -----------
CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 20,628,778 and
  19,548,778 shares issued and outstanding,
  respectively                                          20,629        19,549
 Additional paid-in capital                            878,394       469,474
 Other comprehensive income                              4,613             -
 Deficit accumulated during the development stage   (1,489,214)     (995,690)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)               (585,578)     (506,667)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    497,572  $    147,644
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                 From Inception
                                                    For the                     For the         on July 18, 2001
                                               Three Months Ended           Nine Months Ended        Through
                                                   September 30,               September 30,       September 30,
                                                2003         2002          2003          2002          2003
                                            -----------   -----------   -----------   -----------   -----------
REVENUES                                   $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Research and development                             -             -             -             -       405,000
 Selling, general and administrative            136,799       136,531       490,537       300,712     1,081,181
 Depreciation and amortization                      875           862         2,869         2,097         6,052
                                            -----------   -----------   -----------   -----------   -----------
   Total Expenses                               137,674       137,393       493,406       302,809     1,492,233
                                            -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                           (137,674)     (137,393)     (493,406)     (302,809)   (1,492,233)
                                            -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                                  3,065             -         3,069         3,137         6,206
 Interest expense                                (3,187)            -        (3,187)            -        (3,187)
                                            -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                    (122)            -          (118)        3,137         3,019
                                            -----------   -----------   -----------   -----------   -----------
NET LOSS                                       (137,796)     (137,393)     (493,524)     (299,672)   (1,489,214)
                                            -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME
 Gain (loss) on foreign currency                   (700)            -         4,613             -         4,613
                                            -----------   -----------   -----------   -----------   -----------
NET COMPREHENSIVE LOSS                     $   (138,496) $   (137,393) $   (488,911) $   (299,672) $ (1,484,601)
                                            ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                       $      (0.01) $      (0.01) $      (0.02) $      (0.02)
                                            ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   20,628,778    19,157,813    20,339,987    18,264,008
                                            ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                         For the Nine Months Ended    Through
                                                               September 30,        September 30,
                                                            2003          2002          2003
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $   (493,524) $  (299,672) $  (1,489,214)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
 Depreciation and amortization                                 2,869         2,097         6,052
 Stock for services                                                -             -        13,720
 Stock for technology                                              -             -       375,000
Changes in assets and liabilities:
 Increase in other assets                                    (16,856)       (8,000)      (16,856)
 Increase in interest receivable                              (3,260)            -        (3,260)
 Change in currency conversion                                 4,613             -         4,613
 Increase (decrease) in accounts payable
   and accrued expenses                                      223,001      (120,118)      203,207
                                                         -----------   -----------   -----------
   Net Cash (Used in) Operating Activities                  (283,157)     (425,693)     (906,738)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                         (2,020)       (3,959)      (13,277)
 Cash paid for related party notes receivables              (173,883)      (27,000)     (241,652)
 Cash received from related party notes receivables           27,000         5,000        42,000
 Cash paid for investments                                  (250,000)            -      (250,000)
 Advances to officers                                              -        (7,500)            -
 Cash placed into escrow                                           -             -      (150,000)
 Cash received from escrow                                         -       150,000       150,000
 Cash paid for note receivable                                     -      (200,000)     (200,000)
 Note receivable converted in acquistion                           -       200,000       200,000
 Cash received in acquisition                                      -        34,408        34,408
                                                         -----------   -----------   -----------
   Net Cash Provided by (Used in) Investing Activities      (398,903)      150,949      (428,521)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt of subscription receivable                                -       220,000       220,000
 Proceeds from related party notes                           205,838             -       205,838
 Cash received from issuance of common stock                 410,000        70,000       930,000
                                                         -----------   -----------   -----------
   Net Cash Provided by Financing Activities                 615,838       290,000     1,355,838
                                                         -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    (66,222)       15,256        20,579

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                    86,801        36,134             -
                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     20,579  $     51,390  $     20,579
                                                         ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
 Interest                                               $          -  $          -  $          -
 Income taxes                                           $          -  $          -  $          -

Non-Cash Investing and Financing Activities

 Stock issued for technology                            $          -  $          -  $    375,000
 Stock issued for services                              $          -  $          -  $     13,720

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,489,214 at September 30, 2003 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company was able to raise an additional $410,000 through the issuance of common stock during the nine months ended September 30, 2003 which has been used for operations and investment acquisitions (See Note 3). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003 and December 31, 2002

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

During the nine months ended September 30, 2003, the Company received $173,883 from a director of the Company pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on December 26, 2003 and is convertible into 668,000 shares of the Company's stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Accrued interest payable on this note at September 30, 2003 totaled $3,260. The $173,883 received pursuant to this note was then loaned to NPC pursuant to a separate debenture agreement. This note receivable bears interest at 7.5% interest and matures on September 30, 2004. Interest receivable on this note at September 30, 2003 totaled $3,260.

The Company also received $6,955 pursuant to a promissory note from a related entity during the nine months ended September 30, 2003 to be used for operating capital. This promissory note includes 7.5% interest and matures on May 16, 2004. Interest payable on this note at September 30, 2003 totaled $131.

During the three months ended September 30, 2003, the Company received $25,000 from an unrelated party pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on September 30, 2004 and is convertible into 25,000 shares of the Company's stock at $1.00 per share at any time upon the election of the Company and/or the holder, up until the maturity date.

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

During the first quarter of 2003, the Company identified an opportunity in the nanotechnology business. During the nine months ended September 30, 2003, the Company has focused its total attention to the investigation and evaluation of the nanotechnology business, specifically the manufacture and sale of metal nanoparticles.

Foreign Currency Adjustment
---------------------------
For the three and nine months ended September 30, 2003, the functional currency for our foreign subsidiary has been determined to be the Republic of Korea won. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the three months and nine months ended September 30, 2003, we had a loss of $700 and a gain of $4,613, respectively, as a result of foreign currency translation adjustment. This currency translation adjustment affects assets and liabilities of the subsidiary recorded for the periods presented.

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2003 compared to September 30, 2002
-----------------------------------------------------------------------------
We had no revenues for the three and nine months ended September 30, 2003 and have had no revenues from inception (July 18, 2001) to date. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating expenses for the three and nine months ended September 30, 2003 were $137,674 and $493,406, respectively, consisting primarily of $136,799 and $490,537 for general and administrative expenses. Operating expenses for the prior year periods were $137,393 and $302,809, respectively. The increase in operating expenses during the nine months ended September 30, 2003 from the same period in 2002 reflects additional salaries and professional fees, travel, consultation and due diligence expenses related to management's continuing efforts to identify a business partner. Operating expenses for the nine months ended September 30, 2003 include a payment of $50,000 to Jehy Lah for accrued salary and payments of $42,000 to Ben Hwang for accrued salary. Operating expenses since inception (July 18, 2001) total $1,492,233, consisting primarily of $405,000 for research and development, and $1,081,181 for general and administrative expenses. Our net losses per share for the three and nine months ended September 30, 2003 were $0.01 and $0.02, respectively, based on a weighted average of 20,628,778 and 20,339,987 shares outstanding.

Over the last nine months management has been investigating and evaluating potential business combination candidates in the area of nanotechnology, specifically the manufacture and distribution of metal nanoparticles. On April 2, 2003, the Company acquired a 3% interest in Nano Plasma Center Company, Ltd. ("NPC"), a development stage company headquartered in Daejon, Republic of Korea. This $250,000 investment was made by the Company's subsidiary, Lexon Korea Corporation. During the nine months ended September 30, 2003, the Company received $173,883 from a director of the Company pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on December 26, 2003 and is convertible into 668,000 shares of the Company's stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Accrued interest payable on this note at September 30, 2003 totaled $3,260. The $173,883 received pursuant to this note was then loaned to NPC pursuant to a separate debenture agreement. This note receivable bears interest at 7.5% interest and matures on September 30, 2004. Interest receivable on this note at September 30, 2003 totaled $3,260. This loan was offered to NPC as an inducement to continue business combination efforts. Management hopes the continued efforts of both companies will result in a mutually favorable relationship, although no definitive agreement has been reached at this filing date.

Provided that this or another business acquisition and/or partnership is identified and consummated, with adequate funding for the acquisition and operations obtained, we anticipate that operating expenses will increase substantially as research and production staff is hired and sales and marketing operations commence.

Liquidity and Capital Resources
-------------------------------
Our primary source of liquidity has been cash proceeds from the sale of our common stock and convertible debentures. We anticipate that we will need to raise significant additional capital to complete a business acquisition. At this date we have no agreements or commitments for long term funding.

At September 30, 2003 we had negative working capital of $575,928. We had cash and cash equivalents of $20,579. We also have related party advances of $25,769. We expect these advances to be repaid within the next twelve months.

Current liabilities at September 30, 2003 total $622,276, consisting of accounts payable of $7,540, accounts payable - related party of $66,257, note payable-related party of $6,955, convertible notes payable of $198,883, accrued interest of $3,391, and accrued wages of $339,250.

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

For the nine months ended September 30, 2003, cash flows used by operating activities totaled $283,157 compared to $425,693 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the nine months ended September 30, 2003, we used $398,903 in investing activities, consisting of $2,020 for property and equipment, $250,000 invested in NPC, and $173,883 loaned to NPC, offset by $27,000 received from related party notes receivables.

Cash provided by financing activities consisted of $410,000 received from the sale of our common stock, and $205,838 from related party notes, compared to the prior year when we received $220,000 for payment of a subscription receivable and $70,000 from the sale of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officer believes that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN SECURITIES
During the nine months ended September 30, 2003, we received $173,883 from Kyu Hong Hwang, one of our directors, pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on December 26, 2003 and is convertible into 668,000 shares of the Company's stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Accrued interest payable on this note at September 30, 2003 totaled $3,260.

We also received $6,955 pursuant to a promissory note from Greenworld International, a Republic of Korea entity controlled by Ben Hwang, president of Lexon Korea, during the nine months ended September 30, 2003 to be used for operating capital. This promissory note includes 7.5% interest and matures on May 16, 2004. Interest payable on this note at September 30, 2003 totaled $131.

During the three months ended September 30, 2003, we received $25,000 from an unrelated party pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on September 30, 2004 and is convertible into 25,000 shares of the Company's stock at $1.00 per share at any time upon the election of the Company and/or the holder, up until the maturity date.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended September 30, 2003.

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

LEXON TECHNOLOGIES, INC.

Date: November 14, 2003

/S/Kenneth J. Eaken, President, Director
Principal Executive and Financial Officer