Form 10KSB
period 2003-12-31
LEXON TECHNOLOGIES INC
filed 2004-04-14
CIK 1065189

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2003
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-24721
                                            ----------
                         LEXON TECHNOLOGIES, INC.
               ------------------------------------------------
        (Exact name of registrant as specified in charter)

       Delaware                                  87-0502701
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

18001 Cowan, Suite G-H, Irvine, California                   92614
------------------------------------------                 ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (949)477-4000
                                               --------------
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

     Based on the average bid and asked prices of the common stock at March 31, 2004, of $0.20 per share, the market value of shares held by non-affiliates would be $1,990,854, based on 9,954,268 shares. Lexon's stock is traded on the NASDAQ OTCBB under the symbol "LEXO" however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

     As of March 31, 2004, Lexon had 20,688,778 shares of common stock outstanding.


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


                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
Lexon leases office space at 18001 Cowan, Suite G-H, Irvine, California 92614. The lease is a two year lease expiring April 30, 2005 at a rate of $4,901 per month. Lexon has sub-leased a portion of the office space to another company for $1,000 per month. Lexon does not anticipate requiring any additional space in the next six to twelve months.

                            ITEM 3. LEGAL PROCEEDINGS

     None.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2003.

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

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2003                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/03                    $ 0.20                $ 0.05
Quarter ended 9/30/03                     $ 0.22                $ 0.18
Quarter ended 6/30/03                     $ 0.53                $ 0.22
Quarter ended 3/31/03                     $ 0.85                $ 0.11

Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/02                    $ 0.85                $ 0.10
Quarter ended 9/30/02                     $ 0.94                $ 0.15
Quarter ended 6/30/02*
 4/1/02 to 5/29/02 (pre-split)            $ 0.15                $ 0.01
 5/29/02 to 6/30/02 (post-split)          $ 1.50                $ 0.15
Quarter ended 3/31/02                     $ 0.55                $ 0.01

Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                    $ 0.15                $ 0.005
Quarter ended 9/30/01                     $ 0.01                $ 0.01
Quarter ended 6/30/01                     $ 0.12                $ 0.05
Quarter ended 3/31/01                     $ 0.46                $ 0.12

* Our stock was subject to a 10 for 1 reverse split effective May 29, 2002 in connection with our merger with Phacon Corporation, a private California corporation.

Trading of our common stock has been limited or sporadic.

The number of our shareholders of record at March 31, 2004 was approximately
200.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

During the three month period ended December 31, 2003, we issued 60,000 shares of our common stock at $0.25 per share to an accredited investor for total proceeds of $15,000.

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

Results of Operations
---------------------
Year ended December 31, 2003 compared to year ended December 31, 2002
---------------------------------------------------------------------
Revenues. We had no revenues for the years ended December 31, 2003 and 2002. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating Expenses. Total expenses in 2003 were $610,724 compared to $476,647 in 2002. All expenses in 2003 were associated with maintenance of minimal office facilities, travel, due diligence and consulting expenses associated with the search for a business opportunity, and legal and accounting expenses related to our public filings. Management hopes to keep expenses to a minimum in the next twelve months or until a business opportunity is identified.

Other Expense. Other expense for 2003 totaled $1,084. Other income for 2002 totaled $3,137 in interest income.

Net loss. We had a net loss of $611,808 in 2003 or $0.03 per share based on a weighed average of 20,413,600 common shares outstanding, compared to a net loss of $473,510 in 2002 or $0.03 per share based on a weighted average of 18,558,885 common shares outstanding.

Liquidity and Capital Resources
-------------------------------
At December 31, 2003, we had a working capital deficit of $497,481. Current assets consisted of cash and cash equivalents of $18,834, accounts receivable of $10,172 for the sale of a soap product purchased during 2003 for resale, advances to related parties of $25,769, and a note receivable of $167,785 and the interest due on the note of $6,292. The related parties loans consist of the following:

  1. $7,769 loaned to Novabrite, LLC, a manufacturer and developer of reflective products used in road construction and other safety applications.
J. Jehy Lah, our chairman, is also chairman and CEO of Novabrite, and Ben Hwang, a former director, is the President.

  2. $18,000 loaned to former directors Joshua Kim ($15,000) and Ben Hwang ($3,000).

The above loans were made by Phacon Corporation prior to the merger with Lexon on May 29, 2002. The loans are non-interest bearing and payable on demand. Management believes the amounts to be fully collectible.

At December 31, 2003, property and equipment consisting primarily of computer equipment and other office equipment and supplies was valued at $6,375, net of depreciation.

Current liabilities totaled $726,333 at December 31, 2003, consisting primarily of accrued wages of $422,564, and $239,731 in notes payable, plus $43,689 in accounts payable to related parties for expenses incurred on behalf of the company, primarily travel expenses for due diligence and exploration of business opportunities owed to J. Jehy Lah, our chairman, and Kenneth Eaken, our President.

At December 31, 2003, we have recorded contingent liabilities totaling $460,874 which represent certain outstanding payables from pre-merger Lexon. These amounts include $274,610 in accrued payables to various creditors and $186,264 in accrued wages. Although settlement of these liabilities is possible, we may have to pay these amounts and have therefore determined to record these liabilities as stated.

Cash used by operations in 2003 was $331,560, compared to $497,782 in the prior year period. In August 2002, we entered into an oral agreement to pay
J. Jehy Lah, the chairman of our board of directors, a salary of $135,000 per year. We also entered into an oral agreement to pay Ben Hwang, our Secretary, a salary of $85,000 per year. During fiscal 2003, we made payments of accrued salary amounts to Mr. Lah ($50,000) and Mr. Hwang ($44,936). The balance of the cash used in operations was primarily for the accounting and legal expenses of maintaining our public reporting status, and travel and due diligence expenses incurred in connection with management's exploration of business opportunities. Management intends to make every effort to control operating expenses until a revenue generating business has been identified and operations have commenced.

Cash used in investing activities in 2003 totaled $401,138 consisting of $250,000 invested in a Republic of Korea entity called Nano Plasma Center Company, Ltd for a 3% ownership (30,000 shares) in that entity, $8,333 invested in a separate Republic of Korea entity called G2K for a 3% ownership (20,000 shares) in that entity, equipment purchases of $2,020, and cash paid for related party notes receivable of $167,785, offset by $27,000 cash received from related party notes receivable. Cash from investing activities in 2002 totaled $158,449, primarily due to the post-merger accounting treatment for an outstanding $150,000 loan to Lexon made in connection with the merger with Phacon Corporation, plus $34,408 cash received in the merger, and $5,000 cash received from related party notes receivable, offset by property and equipment purchases ($3,959), and cash paid for related party notes receivable ($27,000).

In 2003, cash from financing activities totaled $664,731 from the sale of common stock and proceeds from related party notes. In 2002, cash from financing activities totaled $390,000 consisting of cash received from an outstanding subscription receivable and cash from the sale of common stock.

In 2003 and 2002, our source of liquidity has been proceeds from the sale of our common stock and notes receivable to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $1,607,498 at December 31, 2003, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to commence revenue producing business operations during fiscal 2004, although no definitive terms or agreements for funding or a business combination have been reached.

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

                   ITEM 8A. CONTROLS AND PROCEDURES

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



                                PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                     Dates Served
  ----                  ---   --------                     ------------
J. Jehy Lah              58   Chairman of the board        7/01 to present*
Kenneth J. Eaken         51   CEO, President, director     6/02 to present*
Kyu Hong Hwang           59   Director                     7/01 to present*

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

J. Jehy Lah, age 58, is the founder of Phacon Corporation and was elected Chairman and Chief Executive Officer in July, 2001, upon incorporation of the company (2001-present). Mr. Lah has been in the import/export business for 29 years and served various companies in various capacities, including Vice Chairman of NCR Korea, a joint venture between NCR Corporation (NYSE:NCR) and Dongah Computers Corporation (1989-1992), Chairman and CEO of Dongah Group of Companies (1990-1992), and Chairman and CEO of Novabrite, LLC (1999-present). Mr. Lah joined Dongah Group of Companies in 1974, and was elected a Board member in 1980 and Vice Chairman in 1989, while managing Dongah's international operations from his California office (1974-1992). He also founded East-West Trading Company, an import/export company, in 1974, and has been President and CEO ever since (1974-present). He began his professional career in 1973 with Korea Trade Promotion Corporation (KOTRA), after serving in the Army for 3 years as the interpreter for Commanding Generals (1970-
1973). Mr. Lah completed pre-medicine at University of Iowa in 1970, studied marketing and management at University of Maryland in 1973, and attended an Executive Program at the School of Business Administration, University of Southern California in 1986.

Kenneth J. Eaken, age 51, was appointed as our President in February 2000, and was appointed as Chairman and Chief Executive Officer in September 2000. Mr. Eaken has served as our Senior Vice President of Business Development since joining the company in 1999. Prior to his association with the company, Mr. Eaken served as President and Chief Executive Officer of MapLinx Corporation (1991-1998), a marketing leader in retail desktop mapping software that is a subsidiary of a public PC based computer Software Company. Previously, Mr. Eaken's various executive management positions include his position as Vice President of Marketing for Sweda Group, Inc. (1987-1991), an international corporation, and Marketing Services Manager-International for the Official Airline Guides (OAG)(1978-1987), owned by Dun and Bradstreet, Inc., and AMR/American Airlines. Mr. Eaken received his Bachelor of Science degree in Marketing from Milton College (University of Wisconsin, 1973).

Kyu Hong Hwang, age 59, is a successful private investor currently engaged in the ownership of Hongha restaurant in Seoul . As a private investor and entrepreneur Mr. Hwang owned Choyung Industrial Corporation representing Polaroid and Alcon in Korea. Mr. Hwang started his business career with Daewoo in the office of planning and coordination. Prior to his military service form 1969-1972, Mr. Hwang received a Law degree from Yunsei University in 1968.

Audit Committee
---------------
The Company has not yet established an audit committee. The board of directors acts as the audit committee.

Code of Ethics
--------------
The Company has not adopted a Code of Ethics for its executive officers and employees but is in the process of examining and considering one.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
To the best of our knowledge, we believe that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for its fiscal year ended December 31, 2003 were timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2003, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------

                     Annual Compensation                    Awards       Payouts
                                                Other      Restricted
Name and                                        Annual      Stock     Options  LTIP    All other
Principal Position Year  Salary       Bonus($) Compensation Awards   /SARs    Payout Compensation
------------------ ----  ------       -------- ------------ ------   -------  ------  ----------
J. Jehy Lah         2003  $135,000*     -0-       -0-         -0-      -0-      -0-       -0-
Chairman            2002  $ 80,000*     -0-       -0-         -0-      -0-      -0-       -0-
                    2001  $ 15,000      -0-       -0-         -0-      -0-      -0-       -0-

Ken Eaken           2003  $125,000**    -0-       -0-         -0-      -0-      -0-       -0-
C.E.O.              2002  $ 62,500**    -0-       -0-         -0-      -0-      -0-       -0-
                    2001  $   -0-       -0-       -0-         -0-      -0-      -0-       -0-

*     $17,500 is being accrued from 2002 and all salary from 2003 is being accrued.
**    All salary compensation is being accrued.


Bonuses and Deferred Compensation
---------------------------------
Accrued compensation in the table above reflects salary accrued but not paid.

Employment Agreements
---------------------
Ken Eaken signed an employment contract with Lexon in February 2000 which was amended September 2000 upon his appointment as Chief Executive Officer. The contract was for a term of three years, automatically renewing for additional one year terms subject to thirty days notice of termination. On completion of the merger with Phacon, Mr. Eaken was the only officer who continued as an employee of the company. At this filing date, Mr. Eaken's employment agreement is the only written employment agreement in place, calling for annual compensation of $125,000. Mr. Eaken's salary is accruing but has not been paid.

Since July 1, 2002, J. Jehy Lah has been accruing salary at an annual rate of $135,000 per year, and a former director, Ben Hwang, has been accruing salary at an annual rate of $85,000 per year, pursuant to a resolution of the board of directors. In fiscal 2003, Mr. Lah received payments of $50,000 towards his accrued salary, and Mr. Hwang received payments of $44,936 towards his accrued salary.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2004 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 20,688,778 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the concomitant increase in the number of outstanding shares.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      J. Jehy Lah                     3,232,000(1)         15.62
                  2691 Richter Avenue, #124
                  Irvine, California 92606

Common Stock      Hieronim Teresinski             1,500,000             7.25
                  9 Saddletree Drive
                  N. York, Ontaria, Canada

Common Stock      Kenneth J. Eaken                2,576,260(2)         12.45
                  12131 Drujon Ln
                  Dallas, TX 75244

Common Stock      Ben Hwang                       2,366,250(3)         11.44
                  P.O. Box 17869
                  Irvine, CA 92623

Common Stock      Kyu Hong Hwang                  2,560,000            12.37
                  701 Kwanghwamoon, #145
                  Jongru-Ku, Seoul, Korea

Securities Ownership of Management
----------------------------------
Common Stock      J. Jehy Lah, Chairman                  -see above-

Common Stock      Kyu Hong Hwang, director               -see above-

Common Stock      Kenneth J. Eaken, director,            -see above-
                   President and C.E.O.
                                                  ---------            -----
Common Stock      Officers and Directors
                  As a Group (3 persons)          8,368,260            40.45
                                                  =========            =====
-----------------------------------------
(1) Mr. Lah is the manager and controlling member of JSL Group, LLC, an entity which holds 2,500,000 shares. JSL also holds a 50% interest in PAC21C, LLC, an entity which holds 1,465,000 shares. Mr. Lah is also the manager of PAC21, LLC.

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

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, since the inception on July 18, 2001 through our fiscal year ended December 31, 2003, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

During fiscal 2001, we loaned money to Novabrite, LLC, a manufacturer and developer of reflective products used in road construction and other safety applications. J. Jehy Lah, our chairman, is also chairman and CEO of Novabrite, and Ben Hwang, a former director, is the President. At December 31, 2003 a loan balance of $7,769 is outstanding. The loan is non-interest bearing and payable on demand. The loan was made by Phacon Corporation prior to the merger with Lexon on May 29, 2002, and the company has since instituted a policy prohibiting such related party loans. Management believes the amount to be fully collectible.

In fiscal 2002, we loaned money to former officers and directors Joshua Kim and Ben Hwang. At December 31, 2003 loan balances totaling $18,000 are outstanding ($15,000 to Mr. Kim, $3,000 to Mr. Hwang). The loans are non-interest bearing and payable on demand. The loans were made by Phacon Corporation prior to the merger with Lexon on May 29, 2002, and the company has since instituted a policy prohibiting such related party loans. Management believes the amounts to be fully collectible.

During the year ended December 31, 2003, we received $167,785 from Kyu Hong Hwang, a director, pursuant to a convertible debenture agreement. The note bears interest at 7.5% per annum and matures on October 27, 2004. The note is convertible into 668,000 shares of the Company's common stock at $0.25 per share at any time upon the election of the Company and/or the holder. An additional $41,946 was received from Mr. Hwang during October 2003 pursuant to a separate convertible debenture agreement. This note also bears interest at 7.5% per annum and matures on October 27, 2004. This separate note is convertible into 160,000 shares of the Company's common stock at $0.25 per share at any time upon the election of the Company and/or the holder. Total interest payable on these two separate notes totaled $6,675 as of December 31, 2003.

At December 31, 2003, we owed money to J. Jehy Lah, Kyu Hong Hwang, and Kenneth Eaken totaling $43,689 for expenses incurred by them on our behalf, primarily for travel costs.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              18
Consolidated Balance Sheet as of December 31, 2003                        19
Consolidated Statements of Operations for the years ended December 31,    20
 2003 and 2002 and from inception (July 18, 2001) through December 31,
 2003
Consolidated Statements of Stockholders' Equity                           21
Consolidated Statements of Cash Flows for the years ended December 31,    22
 2003 and 2002 and from inception (July 18, 2001) through December 31,
 2003
Notes to Consolidated Financial Statements                                23

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     Description
-----------     -----------
   31           Certification of Principal Executive and Financial Officer
                per Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Principal Executive and Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2003.

                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $5,760 and $15,196, respectively.

  2) Audit-Related Fees. None.

  3) Tax Fees. None.

  4) All Other Fees. None.

  5) Not applicable.

  6) Not Applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEXON TECHNOLOGIES, INC.

Date: April 14,2004                  By /S/Kenneth J. Eaken, President,
                                      C.E.O. and Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.
                                      LEXON TECHNOLOGIES, INC.


Date: April 14,2004                  By /S/J. Jehy Lah, Chairman of the
                                      Board of Directors

Date: April 14,2004                  By /S/Kenneth J. Eaken, Director

Date: April 14,2004                  By /S/Kyu Hong Hwang, Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lexon Technologies, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and from inception on July 18, 2001 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexon Technologies, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception on July 18, 2001 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/Chisholm Bierwolf & Nilson, LLC
Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
January 30, 2004

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
                                                              December 31,
                                                                  2003
                                                              -----------
CURRENT ASSETS
 Cash and cash equivalents                                   $     18,834
 Accounts receivable - related (Note 1)                            10,172
 Advances to related parties (Note 4)                              25,769
 Interest receivable (Note 6)                                       6,292
 Note receivable (Note 6)                                         167,785
                                                              -----------
   Total Current Assets                                           228,852
                                                              -----------
PROPERTY AND EQUIPMENT, net (Notes 1 and 3)                         6,375
                                                              -----------
OTHER ASSETS
 Investments, recorded at cost (Note 8)                           258,333
 Deposits                                                           4,901
                                                              -----------
   Total Other Assets                                             263,234
                                                              -----------
TOTAL ASSETS                                                 $    498,461
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                            $     13,094
 Accounts payable - related parties (Note 4)                       43,689
 Convertible notes payable (Note 7)                               239,731
 Accrued interest (Note 7)                                          7,255
 Accrued wages (Note 5)                                           422,564
                                                              -----------
   Total Current Liabilities                                      726,333
                                                              -----------
CONTINGENT LIABILITIES (Note 5)                                   460,874
                                                              -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share; authorized
  100,000,000 shares; 20,688,778 shares issued and
  outstanding                                                      20,689
 Additional paid-in capital                                       893,334
 Other comprehensive income                                         4,729
 Deficit accumulated during the development stage              (1,607,498)
                                                              -----------
   Total Stockholders' Equity (Deficit)                          (688,746)
                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                            $    498,461
                                                              ===========


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

                                                              From Inception
                                                            on July 18, 2001
                                      For the Years Ended        Through
                                           December 31,         December 31,
                                        2003          2002          2003
                                    -----------   -----------   -----------
REVENUES                           $          -  $          -  $          -
                                    -----------   -----------   -----------
EXPENSES
Research and development                      -             -       405,000
Selling, general and administrative     607,005       473,687     1,197,649
Depreciation and amortization             3,719         2,960         6,902
                                    -----------   -----------   -----------
   Total Expenses                       610,724       476,647     1,609,551
                                    -----------   -----------   -----------
LOSS FROM OPERATIONS                   (610,724)     (476,647)   (1,609,551)
                                    -----------   -----------   -----------
OTHER INCOME (EXPENSE)
Interest income                            6,145        3,137         9,282
Other income                               1,000            -         1,000
Loss on sale of assets                   (1,134)            -        (1,134)
Interest expense                         (7,095)            -        (7,095)
                                    -----------   -----------   -----------
   Total Other Income (Expense)          (1,084)        3,137         2,053
                                    -----------   -----------   -----------
NET LOSS                               (611,808)     (473,510)   (1,607,498)
                                    -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME
Gain on foreign currency                  4,729             -         4,729
                                    -----------   -----------   -----------
NET COMPREHENSIVE LOSS             $   (607,079) $   (473,510) $ (1,602,769)
                                    ===========   ===========   ===========
BASIC LOSS PER SHARE               $      (0.03) $      (0.03)
                                    ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           20,413,600    18,558,885
                                    ===========   ===========








The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                                                                     Accumulated    Accumulated
                                                          Additional                     Other      During the
                                     Common Stock           Paid-in    Subscription  Comprehensive  Development
                                 Shares        Amount       Capital     Receivable       Income        Stage
                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, July 18, 2001                  -  $          -  $          -  $          -  $          -  $          -

July 2001 - stock issued for
 services at $0.001 per share  13,720,000        13,720             -             -             -             -

August 2001 - stock issued
 for cash at $0.25 per share    2,280,000         2,280       567,720      (220,000)            -             -

October 2001 - stock issued for
 technology at $0.25 per share  1,500,000         1,500       373,500             -             -             -

Net loss for the period ended
 December 31, 2001                      -             -             -             -             -      (522,180)
                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001     17,500,000        17,500       941,220      (220,000)            -      (522,180)

Receipt of subscription
 receivable                             -             -             -       220,000             -             -

April 2002 - stock issued to
 acquire Phacon Corporation
 (Note 1)                       1,648,778         1,649      (641,346)            -             -             -

September 2002 - stock issued
 for cash at $0.25 per share      280,000           280        69,720             -             -             -

December 2002 - stock issued
 for cash at $0.83 per share      120,000           120        99,880             -             -             -

Net loss for the year ended
 December 31, 2002                      -             -             -             -             -      (473,510)
                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002     19,548,778        19,549       469,474             -             -      (995,690)

January 2003 - stock issued
 for cash at $0.83 per share      240,000           240      199,760              -             -             -

March 2003 - stock issued
 for cash at $0.25 per share      840,000           840      209,160              -             -             -

December 2003 - stock issued
 for cash at $0.25 per share       60,000            60       14,940              -             -             -

Unrealized foreign
 exchange gain                          -             -             -             -         4,729             -
                              -----------   -----------   -----------   -----------   -----------   -----------
Net loss for the year ended
 December 31, 2003                      -             -             -             -             -      (611,808)
                              -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2003     20,688,778  $     20,689  $    893,334  $          -  $      4,729  $ (1,607,498)
                              ===========   ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                           For the Years Ended        Through
                                                               December 31,         December 31,
                                                            2003          2002         2003
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (611,808) $   (473,510) $ (1,607,498)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
 Depreciation and amortization                                3,719         2,960         6,902
 Stock for services                                               -             -        13,720
 Stock for technology                                             -             -       375,000
Changes in assets and liabilities:
 Increase in other assets                                    (4,901)            -        (4,901)
 Increase in accounts receivable                            (10,172)            -       (10,172)
 Increase in interest receivable                             (6,292)            -        (6,292)
 Change in currency conversion                                4,729             -         4,729
 Increase (decrease) in accounts payable
   and accrued expenses                                     293,165       (27,232)      273,371
                                                        -----------   -----------   -----------
   Net Cash (Used in) Operating Activities                 (331,560)     (497,782)     (955,141)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                         (2,020)       (3,959)      (13,277)
Cash paid for related party notes receivables              (167,785)      (27,000)     (235,554)
Cash received from related party notes receivables           27,000         5,000        42,000
Cash paid for investments                                  (258,333)            -      (258,333)
Cash placed into escrow                                           -             -      (150,000)
Cash received from escrow                                         -       150,000       150,000
Cash paid for note receivable                                     -      (200,000)     (200,000)
Note receivable converted in acquistion                           -       200,000       200,000
Cash received in acquisition                                      -        34,408        34,408
                                                        -----------   -----------   -----------
   Net Cash Provided by (Used in) Investing Activities     (401,138)      158,449      (430,756)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable                                -       220,000       220,000
Proceeds from related party notes                           239,731             -       239,731
Cash received from issuance of common stock                 425,000       170,000       945,000
                                                        -----------   -----------   -----------
   Net Cash Provided by Financing Activities                664,731       390,000     1,404,731
                                                        -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   (67,967)       50,667        18,834

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                   86,801        36,134             -
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     18,834  $     86,801  $     18,834
                                                        ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
 Interest                                              $          -  $          -  $          -
 Income taxes                                          $          -  $          -  $          -

Non-Cash Investing and Financing Activities
 Stock issued for technology                           $          -  $          -  $    375,000
 Stock issued for services                             $          -  $          -  $     13,720

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Lexon Technologies, Inc. (Lexon), a wholly-owned subsidiary, Lexon Korea Corporation (Lexon Korea), and a wholly-owned subsidiary, Chicago Map Corporation (CMC), until the dissolution of CMC during 2002 as mentioned below. Collectively, they are referred to herein as the "Company". Lexon was incorporated under the laws of the State of Delaware on April 20, 1989 under the name of California Cola Distributing Company, Inc. The name was later changed to Rexford, Inc. on October 1, 1992. Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to Lexon Technologies, Inc.

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

On April 14, 2002, the Company entered into a merger agreement (effective May 29, 2002) with Phacon Corporation (Phacon) to acquire 100% of the outstanding common stock of Phacon by issuing 17,500,000 (post-split) shares of common stock. As part of the agreement, the Company effected a 1 for 10 reverse stock split. The acquired shares of Phacon were entirely canceled leaving the Company as the surviving entity.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

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

d.  Principles of Consolidation

The consolidated financial statements include the accounts of Lexon Technologies, Inc., its wholly-owned subsidiary, Lexon Korea Corporation, and its wholly-owned subsidiary, Chicago Map Corporation up until the date of its dissolution. All material intercompany accounts and transactions have been eliminated in the consolidation.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Accounts Receivable - Related

Accounts receivable - related, totaling $10,172 at December 31, 2003, relates to the sale of certain soap inventory purchased by the Company during 2003 for resale. No allowance for doubtful accounts has been recorded by the Company related to this receivable as of December 31, 2003 since management believes the amount to be fully collectible.

g.  Basic (Loss) Per Share

The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is antidilutive for the periods presented.

                                             December 31,
                                          2003         2002
                                       ----------   ----------
Numerator - (loss)                    $  (611,808) $  (473,510)

Denominator - weighted average
 number of shares outstanding          20,413,600   18,558,885
                                       ----------   ----------
Loss per share                        $     (0.03) $     (0.03)
                                       ==========   ==========

h.  Property and Equipment

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

   Description                Estimated Useful Life
   -----------                ---------------------
   Computer equipment              3 years
   Other equipment                 5 years

Depreciation expense for the years ended December 31, 2003 and 2002 was $3,719 and $2,960, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2003, no impairments were recognized.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,370,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2003:

Deferred tax asset:
 NOL carryforward                    $   901,000
 Valuation allowances                   (901,000)
                                      ----------
     Total                           $         -
                                      ==========

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,607,498 at December 31, 2003, a working capital deficit of approximately $497,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company was able to raise an additional $425,000 through the issuance of common stock during the year ended December 31, 2003 which has been used for operations and investment acquisitions (Note 8). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 -PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2003:

 Computer equipment                   $  8,990
 Other equipment                         4,287
 Accumulated depreciation               (6,902)
                                       -------
   Total property and equipment       $  6,375
                                       =======

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 4 -RELATED PARTY TRANSACTIONS

The Company has loaned $7,769 to a company which shares a common officer. The amount is non-interest bearing and payable upon demand. The Company has also loaned an additional $18,000 to certain former officers and employees of the Company. These amounts are also non-interest bearing and payable upon demand. Management of the Company believes the amounts to be fully collectible and are currently in negotiations with the individuals as to payment terms. Accordingly, no allowance for bad debts has been recorded as of December 31, 2003.

The Company also owes certain officers of the Company and other related individuals a total of $43,689 for expenses incurred on behalf of the Company, primarily travel costs and consulting fees. These amounts are non-interest bearing and payable on demand.

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

 Accrued payables to various creditors         $   274,610
 Accrued wages                                     186,264
                                                ----------
   Total Contingent Liabilities                $   460,874
                                                ==========

The Company has also entered into an employment agreement with its President for annual compensation of $125,000, expiring on April 19, 2004 (with annual renewals). In addition, the Company has agreed, pursuant to a Board resolution, to pay a separate officer annual compensation of $135,000 and an employee $85,000 per year. The majority of these amounts have been accrued by the Company beginning July 1, 2002 and will be paid once the Company has adequate cash. Total accrued wages as of December 31, 2003 was $422,564.

The Company is also obligated under a two-year lease agreement for its office space in California. Monthly lease payments are $4,901. The lease term expires on April 30, 2005. The Company has sub-leased a portion of the office space to another company for $1,000 per month, through November 30, 2004.

Rent expense for the years ended December 31, 2003 and 2002 was $52,273 and $30,888, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 6 -NOTE RECEIVABLE

During the year ended December 31, 2003, the Company loaned $167,785 to a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) pursuant to a debenture agreement. The note receivable bears interest at 7.5% per annum and matures on June 30, 2004. Interest receivable on this note receivable at December 31, 2003 totaled $6,292.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2003, the Company received $167,785 from a director of the Company pursuant to a convertible debenture agreement. The note bears interest at 7.5% per annum and matures on October 27, 2004. The note is convertible into 668,000 shares of the Company's common stock at $0.25 per share at any time upon the election of the Company and/or the holder. An additional $41,946 was received from the director during October 2003 pursuant to a separate convertible debenture agreement. This note also bears interest at 7.5% per annum and matures on October 27, 2004. This separate note is convertible into 160,000 shares of the Company's common stock at $0.25 per share at any time upon the election of the Company and/or the holder. Total interest payable on these two separate notes totaled $6,675 as of December 31, 2003.

Also during the year ended December 31, 2003, the Company received $30,000 from an unrelated party pursuant to a convertible debenture agreement. The note bears interest at 7.5% per annum, and matures on September 9, 2004. The note is convertible into 30,000 shares of the Company's common stock at $1.00 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Total interest payable on this note totaled $580 as of December 31, 2003.

NOTE 8 - INVESTMENTS

Effective April 2, 2003, Lexon Korea invested a total of $250,000 for an initial approximate three percent (3%) ownership (30,000 shares) in a Republic of Korea entity called Nano Plasma Center Company, Ltd. The investment has been recorded at the Company's initial cost of $250,000.

Effective October 30, 2003, Lexon Korea invested a total of $8,333 for an initial approximate three percent (3%) ownership (20,000 shares) in a separate Republic of Korea entity called G2K. The investment has been recorded at the Company's initial cost of $8,333.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 9 -2000 NON-QUALIFIED STOCK OPTION PLAN

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

NOTE 10 -STOCK PURCHASE WARRANTS

In connection with the issuance of notes payable during 1999, the Company issued stock purchase warrants to note holders that are convertible into shares of common stock. Each warrant represents the right to purchase one share of the Company's common stock.

Stock purchase warrants (post-split) outstanding at December 31, 2003 consist of the following:

Warrants convertible at an exercise price
 of $25.00 per share with expiration dates
  of August 2004.                                           7,500
                                                          -------
          Total                                             7,500
                                                          =======

NOTE 11 - STOCK TRANSACTIONS

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

On December 26, 2003, the Company issued 60,000 shares of common stock to a private investor at $0.25 per share for total proceeds of $15,000.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 12 -FINANCIAL INSTRUMENTS

The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2003. The Company has no investments in derivative financial instruments.

NOTE 13 -DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in FASB No. 7. It is concentrating substantially all of its efforts in raising capital and defining business operations in order to generate significant revenues.