Form 10QSB
period 2004-03-31
LEXON TECHNOLOGIES INC
filed 2004-06-18
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 2004


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


             8 Corporate Park, Suite 300, Irvine, California 92606
             -----------------------------------------------------
                 (Address of Principle Executive Offices)

                             (949)477-4000
           --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


             18001 Cowan, Suite G-H, Irvine, California 92614
             ------------------------------------------------
              (Former Address of Principle Executive Offices)


Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          20,688,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of March 31, 2004

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                    March 31,    December 31,
                                                       2004         2003
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $     21,575  $     18,834
 Accounts receivable - related                          10,574        10,172
 Advances to related parties                            25,769        25,769
 Interest receivable                                     9,811         6,292
 Note receivable                                       167,000       167,785
                                                   -----------   -----------
   Total Current Assets                                234,729       228,852
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                              5,411         6,375
                                                   -----------   -----------
OTHER ASSETS
 Investment, recorded at cost                          258,333       258,333
 Deposits                                                4,901         4,901
                                                   -----------   -----------
   Total Other Assets                                  263,234       263,234
                                                   -----------   -----------
TOTAL ASSETS                                      $    503,374  $    498,461
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                                 $     36,509  $     13,094
 Accounts payable - related parties                     46,068        43,689
 Convertible notes payable                             237,000       239,731
 Notes payable                                          35,000             -
 Accrued interest                                       12,269         7,255
 Accrued wages                                         508,940       422,564
                                                   -----------   -----------
   Total Current Liabilities                           875,786       726,333
                                                   -----------   -----------
CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 20,688,778
  shares issued and outstanding                         20,689        20,689
 Additional paid-in capital                            893,334       893,334
 Other comprehensive income                              7,258         4,729
 Deficit accumulated during the development stage   (1,754,567)   (1,607,498)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)               (833,286)     (688,746)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    503,374  $    498,461
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                              From Inception
                                             For the         on July 18, 2001
                                       Three Months Ended         Through
                                             March 31,            March 31,
                                        2004          2003          2004
                                     -----------   -----------   -----------
REVENUES                            $          -  $          -  $          -
                                     -----------   -----------   -----------
EXPENSES
 Research and development                      -             -       405,000
 Selling, general and administrative     147,640       182,654     1,345,289
 Depreciation and amortization               964           862         7,866
                                     -----------   -----------   -----------
   Total Expenses                        148,604       183,516     1,758,155
                                     -----------   -----------   -----------
LOSS FROM OPERATIONS                    (148,604)     (183,516)   (1,758,155)
                                     -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                           3,208             -        12,490
 Other income                              3,000             -         4,000
 Loss on sale of assets                        -             -        (1,134)
 Interest expense                         (4,673)            -       (11,768)
                                     -----------   -----------   -----------
   Total Other Income (Expense)            1,535             -         3,588
                                     -----------   -----------   -----------
NET LOSS                                (147,069)     (183,516)   (1,754,567)
                                     -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS)
 Gain (loss) on foreign
  currency adjustments                     2,529        (5,396)        7,258
                                     -----------   -----------   -----------
NET COMPREHENSIVE LOSS              $   (144,540) $   (188,912)   (1,747,309)
                                     ===========   ===========   ===========
BASIC LOSS PER SHARE                $      (0.01) $      (0.01)
                                     ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            20,688,778    19,752,778
                                     ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

CAPTION>
                                                                                 From Inception
                                                                                 on July 18, 2001
                                                        For the Three Months Ended   Through
                                                                March 31,            March 31,
                                                           2004          2003          2004
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (147,069) $   (183,516) $ (1,754,567)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
Depreciation and amortization                                   964           862         7,866
Stock for services                                                -             -        13,720
Stock for technology                                              -             -       375,000
Changes in assets and liabilities:
Increase in other assets                                          -             -        (4,901)
Increase in accounts receivable                                (402)            -       (10,574)
Increase in interest receivable                              (3,519)            -        (9,811)
Change in currency conversion                                 2,529        (5,396)        7,258
Increase (decrease) in accounts payable
   and accrued expenses                                     115,238        35,399       388,609
                                                        -----------   -----------   -----------
Net Cash (Used) in Operating Activities                     (32,259)     (152,651)     (987,400)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                              -             -       (13,277)
Cash paid for related party notes receivables                     -             -      (235,554)
Cash received from related party notes receivables                -             -        42,000
Cash paid for investments                                         -             -      (258,333)
Cash placed into escrow                                           -             -      (150,000)
Cash received from escrow                                         -             -       150,000
Cash paid for note receivable                                     -             -      (200,000)
Note receivable converted in acquistion                           -             -       200,000
Cash received in acquisition                                      -             -        34,408
                                                        -----------   -----------   -----------
Net Cash Provided by (Used in) Investing Activities               -             -      (430,756)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable                                -             -       220,000
Proceeds from related party notes                                 -             -       239,731
Proceeds from notes payable                                  35,000             -        35,000
Cash received from issuance of common stock                       -       410,000       945,000
                                                        -----------   -----------   -----------
Net Cash Provided by Financing Activities                    35,000       410,000     1,439,731
                                                        -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,741       257,349        21,575

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                   18,834        86,801             -
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     21,575  $    344,150 $      21,575
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest                                               $          -  $          -  $          -
Income taxes                                           $          -  $          -  $          -

Non-Cash Investing and Financing Activities
Stock issued for technology                            $          -  $          -  $    375,000
Stock issued for services                              $          -  $          -  $     13,720

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,754,567 at March 31, 2004, a working capital deficit of approximately $640,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 - MATERIAL EVENTS

During the three months ended March 31, 2004, the Company received a total of $35,000 proceeds from notes payable issued to two separate unrelated parties, bearing interest at 7.5% per annum. $20,000 of these notes payable matures on June 30, 2004 and the remaining $15,000 matures on February 27, 2005.

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

During the first quarter of 2003, the Company identified an opportunity in the nanotechnology business. The Company devoted considerable time and attention to the investigation and evaluation of the nanotechnology business, specifically the manufacture and sale of metal nanoparticles. During the first quarter of 2004, the Company identified an opportunity in the plasma screen manufacturing business. The Company is seeking funding to accomplish entry into this business although no funding commitments have been received.

Foreign Currency Adjustment
---------------------------
For the three months ended March 31, 2004, the functional currency for our foreign subsidiary has been determined to be the Republic of Korea won. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the three months ended March 31, 2004, we had a gain of $2,529 as a result of foreign currency translation adjustment. This currency translation adjustment affects assets and liabilities of the subsidiary recorded for the periods presented.

Results of Operations
---------------------
Three Months Ended March 31, 2004 compared to March 31, 2003
------------------------------------------------------------
We had no revenues for the three months ended March 31, 2004 and have had no revenues from inception (July 18, 2001) to date. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating expenses for the three months ended March 31, 2004 were $148,604, consisting primarily of $147,640 for general and administrative expenses. Operating expenses for the prior year period were $183,516. The decrease in operating expenses during the three months ended March 31, 2004 from the same period in 2003 reflects the reduction in outside professional fees and travel costs. Operating expenses since inception (July 18, 2001) total $1,758,155, consisting primarily of $405,000 for research and development, and $1,345,289 for general and administrative expenses. Our net loss per share for the three months ended March 31, 2004 was $0.01, based on a weighted average of 20,688,778 shares outstanding.

In April 2003, the Company acquired a 3% interest in Nano Plasma Center Company, Ltd. ("NPC"), a development stage company headquartered in Daejon, Republic of Korea focusing on the manufacture and distribution of metal nanoparticles. This $250,000 investment was made by the Company's subsidiary, Lexon Korea Corporation. Subsequently, the Company received $167,000 from a director of the Company pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matures on October 27, 2004 and is convertible into 668,000 shares of the Company's stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. An additional $40,000 was received from the director during October 2003 pursuant to a separate convertible debenture agreement. This note also bears interest at 7.5% per annum and matures on October 27, 2004. This separate note is convertible into 160,000 shares of the Company's common stock at $0.25 per share at any time upon the election of the Company and/or the holder. Accrued interest payable on these notes at March 31, 2004 totaled $11,026. The $167,000 received pursuant to the first note was then loaned to NPC pursuant to a separate debenture agreement. This note receivable bears interest at 7.5% interest and matures on June 30, 2004. Interest receivable on this note at March 31, 2004 totaled $9,811. This loan was offered to NPC as an inducement to continue business combination efforts. Management hopes the continued efforts of both companies will result in a mutually favorable relationship, although no definitive agreement has been reached at this filing date.

During the first quarter of 2004, management entered into discussions with a developer and manufacturer of high definition plasma screens. Management has engaged in due diligence examination of this business and the potential opportunity for the Company. A preliminary letter of intent to complete the proposed acquisition was reached but the deadline for securing funding has passed, although management is still considering the acquisition if funding can be found.

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

At March 31, 2004 we had negative working capital of $641,057. We had cash and cash equivalents of $21,575. We also have related party advances of $25,769. We expect these advances to be repaid within the next twelve months.

Current liabilities at March 31, 2004 total $875,786, consisting of accounts payable of $36,509, accounts payable - related party of $46,068, notes payable of $35,000, convertible notes payable of $237,000, accrued interest of $12,269, and accrued wages of $508,940.

We have oral salary agreements with J. Jehy Lah, the chairman of our board of directors, Ben Hwang, our Secretary, and Kenneth Eaken, our former C.E.O. and President. At this time all salary payments are being accrued until operating revenues or other funds are available sufficient to pay the accrued amounts.

For the three months ended March 31, 2004, cash flows used by operating activities totaled $32,259 compared to $152,651 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the three months ended March 31, 2004 and 2003, we did not engage in investing activities. Cash provided by financing activities for the three months ended March 31, 2004 consisted of $35,000 received from two separate note agreements, compared to the prior year period when we received $410,000 from the sale of our common stock.

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

ITEM 2.  CHANGES IN SECURITIES

None.
ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended March 31, 2004.

ITEM 5.  OTHER INFORMATION

Effective June 18, 2004, Lexon has moved its business office to 8 Corporate Park, Suite 300, Irvine, CA 92606. Telephone and fax numbers are unchanged.

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

LEXON TECHNOLOGIES, INC.

Date: June 17, 2004

/S/Kenneth J. Eaken, CEO
Principal Executive and Financial Officer