Form 10QSB
period 2004-06-30
LEXON TECHNOLOGIES INC
filed 2004-08-20
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 2004


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          20,688,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of June 30, 2004

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                     June 30,    December 31,
                                                       2004         2003
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $        516  $     18,834
 Accounts receivable - related                              -         10,172
 Advances to related parties                            25,769        25,769
 Interest receivable                                    12,976         6,292
 Note receivable                                       167,000       167,785
                                                   -----------   -----------
   Total Current Assets                                206,261       228,852
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                              4,448         6,375
                                                   -----------   -----------
OTHER ASSETS
 Investment, recorded at cost                          261,667       258,333
 Deposits                                                    -         4,901
                                                   -----------   -----------
   Total Other Assets                                  261,667       263,234
                                                   -----------   -----------
TOTAL ASSETS                                      $    472,376  $    498,461
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                                 $     26,906  $     13,094
 Accounts payable - related parties                     61,076        43,689
 Convertible notes payable                             237,000       239,731
 Notes payable                                          45,000             -
 Accrued interest                                       17,508         7,255
 Accrued wages                                         598,000       422,564
                                                   -----------   -----------
   Total Current Liabilities                           985,490       726,333
                                                   -----------   -----------
CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 20,688,778
  shares issued and outstanding                         20,689        20,689
 Additional paid-in capital                            893,334       893,334
 Other comprehensive income                              6,783         4,729
 Deficit accumulated during the development stage   (1,894,794)   (1,607,498)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)               (973,988)     (688,746)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    472,376  $    498,461
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                From Inception
                                                   For the                     For the         on July 18, 2001
                                             Three Months Ended           Six Months Ended          Through
                                                   June 30,                    June 30,             June 30,
                                              2004          2003          2004          2003          2004
                                           -----------   -----------   -----------   -----------   -----------
REVENUES                                  $          -  $          -  $          -  $          -  $          -
                                           -----------   -----------   -----------   -----------   -----------
EXPENSES
 Research and development                            -             -             -             -       405,000
 Selling, general and administrative           139,196       171,084       286,836       353,738     1,484,485
 Depreciation and amortization                     963         1,132         1,927         1,994         8,829
                                           -----------   -----------   -----------   -----------   -----------
   Total Expenses                              140,159       172,216       288,763       355,732     1,898,314
                                           -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                          (140,159)     (172,216)     (288,763)     (355,732)   (1,898,314)
                                           -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Other income                                    2,000             -         5,000             -         6,000
 Interest income                                 3,182             4         6,390             4        15,672
 Loss on sale of assets                              -             -             -             -        (1,134)
 Interest expense                               (5,250)            -        (9,923)            -       (17,018)
                                           -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                    (68)            4         1,467             4         3,520
                                           -----------   -----------   -----------   -----------   -----------
NET LOSS                                      (140,227)     (172,212)     (287,296)     (355,728)   (1,894,794)
                                           -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME
 Gain on foreign currency adjustments             (475)       10,709         2,054         5,313         6,783
                                           -----------   -----------   -----------   -----------   -----------
NET COMPREHENSIVE LOSS                    $   (140,702) $   (161,503) $   (285,242) $   (350,415) $ (1,888,011)
                                           ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                      $      (0.01) $      (0.01) $      (0.01) $      (0.02)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  20,688,778    20,628,778    20,688,778    20,193,198
                                           ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                        For the Six Months Ended     Through
                                                                June 30,             June 30,
                                                           2004          2003          2004
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $   (287,296) $   (355,728) $(1,894,794)
 Adjustments to reconcile net loss to net cash
 (used) in operating activities:
  Depreciation and amortization                               1,927         1,994        8,829
  Stock for services                                              -             -       13,720
  Stock for technology                                            -             -        375,000
  Bad debt expense                                           10,574             -       10,574
 Changes in assets and liabilities:
  Increase in other assets                                    4,901       (16,398)           -
  Increase in accounts receivable                              (402)            -      (10,574)
  Increase in accrued interest                               (6,684)            -      (12,976)
  Change in currency conversion                               2,054         5,313        6,783
  Increase (decrease) in accounts payable
   and accrued expenses                                     214,942        95,910      488,313
                                                        -----------   -----------   -----------
   Net Cash (Used in) Operating Activities                  (59,984)     (268,909)  (1,015,125)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                             -        (2,020)     (13,277)
 Cash paid for related party notes receivables                    -      (167,224)    (235,554)
 Cash received from related party notes receivables               -        27,000       42,000
 Cash paid for investments                                   (3,334)     (250,000)    (261,667)
 Advances to officers                                             -             -            -
 Cash placed into escrow                                          -             -     (150,000)
 Cash received from escrow                                        -             -      150,000
 Cash paid for note receivable                                    -             -     (200,000)
 Note receivable converted in acquisition                         -             -      200,000
 Cash received in acquisition                                     -             -       34,408
                                                        -----------   -----------   -----------
   Net Cash (Used in) Investing Activities                   (3,334)     (392,244)    (434,090)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt of subscription receivable                               -             -      220,000
 Proceeds from related party notes                                -       173,913         239,731
 Proceeds from notes payable                                 45,000             -       45,000
 Cash received from issuance of common stock                      -       410,000      945,000
                                                        -----------   -----------   -----------
   Net Cash Provided by Financing Activities                 45,000       583,913    1,449,731
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (18,318)      (77,240)         516

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                   18,834        86,801            -
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        516  $      9,561  $       516
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Payments For:
  Interest                                             $          -  $          -  $          -
  Income taxes                                         $          -  $          -  $          -
 Non-Cash Investing and Financing Activities
  Stock issued for technology                          $          -  $          -  $    375,000
  Stock issued for services                            $          -  $          -  $     13,720


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,894,794 at June 30, 2004, a working capital deficit of approximately $780,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 - MATERIAL EVENTS

During the six months ended June 30, 2004, the Company received a total of $45,000 proceeds from notes payable issued to three separate unrelated parties, bearing interest at 7.5% per annum. $20,000 of these notes payable matures on September 30, 2004, $15,000 matures on February 27, 2005, and the remaining $10,000 is due on demand.

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

During the first quarter of 2003, the Company identified an opportunity in the nanotechnology business. The Company devoted considerable time and attention to the investigation and evaluation of the nanotechnology business, specifically the manufacture and sale of metal nanoparticles. During the second quarter of 2004, the Company identified an opportunity in the cold-fired ceramics business. The Company is seeking funding to accomplish entry into this business although no funding commitments have been received.

Foreign Currency Adjustment
---------------------------
For the six months ended June 30, 2004, the functional currency for our foreign subsidiary has been determined to be the Republic of Korea won. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the six months ended June 30, 2004, we had a gain of $2,054 as a result of foreign currency translation adjustment. This currency translation adjustment affects assets and liabilities of the subsidiary recorded for the periods presented.

Results of Operations
---------------------
Six Months Ended June 30, 2004 compared to June 30, 2003
------------------------------------------------------------
We had no revenues for the six months ended June 30, 2004 and have had no revenues from inception (July 18, 2001) to date. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating expenses for the six months ended June 30, 2004 were $288,763, consisting primarily of $286,836 for general and administrative expenses. Operating expenses for the prior year period were $355,732. The decrease in operating expenses during the six months ended June 30, 2004 from the same period in 2003 reflects the reduction in outside professional fees and travel costs. Operating expenses since inception (July 18, 2001) total $1,898,314, consisting primarily of $405,000 for research and development, and $1,484,485 for general and administrative expenses. Our net loss per share for the six months ended June 30, 2004 was $0.01, based on a weighted average of 20,688,778 shares outstanding.

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

The $167,000 received pursuant to the first note was then loaned to NPC pursuant to a separate debenture agreement. This note receivable bears interest at 7.5% interest and matured on June 30, 2004. Interest receivable on this note at June 30, 2004 totaled $12,976. This loan was offered to NPC as an inducement to continue business combination efforts. Discussions about such a combination were unproductive and have been discontinued. At the date of this filing, the Company has not yet received payment on this loan and intends to pursue collection by any means necessary.

During the six months ended June 30, 2004, the Company received a total of $45,000 proceeds from notes payable issued to three separate unrelated parties, bearing interest at 7.5% per annum. $20,000 of these notes payable matures on September 30, 2004, $15,000 matures on February 27, 2005, and the remaining $10,000 is due on demand.

During the second quarter of 2004, management entered into discussions with a developer and manufacturer of cold-fired ceramics. Management has engaged in due diligence examination of this business and the potential opportunity for the Company. Management is considering the acquisition if funding can be found.

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

At June 30, 2004 we had negative working capital of $779,229. We had cash and cash equivalents of $516. We also have related party advances of $25,769. We expect these advances to be repaid within the next six months. We have a note receivable that is due and payable as of June 30, 2004 with accrued interest of $12,976. We are seeking to collect on this note as soon as possible.

Current liabilities at June 30, 2004 total $985,490, consisting of accounts payable of $26,906, accounts payable - related parties of $61,076, notes payable of $45,000, convertible notes payable of $237,000, accrued interest of $17,508, and accrued wages of $598,000.

We have oral salary agreements with J. Jehy Lah, the chairman of our board of directors, Ben Hwang, our Secretary, and Kenneth Eaken, our former C.E.O. and President. At this time all salary payments are being accrued until operating revenues or other funds are available sufficient to pay the accrued amounts.

For the six months ended June 30, 2004, cash flows used by operating activities totaled $59,942 compared to $268,909 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the six months ended June 30, 2004, cash used in investing activities was $3,334 for an additional investment in Republic of Korea entity called G2K. Following this investment, we have invested a total of $11,667 in G2K. Cash used in the prior year period totaled $392,244, primarily for our $250,000 investment in NPC for a 3% interest in the company, and an additional loan of $167,224 to NPC.

Cash provided by financing activities for the six months ended June 30, 2004 consisted of $45,000 proceeds received from three separate note agreements with unrelated third parties. In the prior year period, we received $410,000 proceeds from the sale of our common stock and $173,913 proceeds from related party notes.

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

SUBSEQUENT EVENT

Subsequent to the date of the financial statements included in this report, we have received $200,000 in a good faith deposit of funds for a proposed equity investment of $1,000,000. The total funds proposed to be invested in Lexon are earmarked to be used for the acquisition of a company in the Republic of Korea that is in the business of producing low temperature cofired ceramic ("LTCC") boards and chips for the semiconductor industry. The details of the transaction are still under discussion but a definitive agreement is expected to be reached shortly. If the negotiations do not result in a definitive agreement, the $200,000 already received will be treated as an investment in our restricted common stock at $.25 per share.

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

No matters were submitted to the shareholders during the quarter ended June 30, 2004.

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

LEXON TECHNOLOGIES, INC.

Date: August 20, 2004

/S/Kenneth J. Eaken, CEO
Principal Executive and Financial Officer