Form 10QSB
period 2004-09-30
LEXON TECHNOLOGIES INC
filed 2004-11-19
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2004


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


             8 Corporate Park, Suite 300, Irvine, California 92606
             -----------------------------------------------------
                 (Address of Principal Executive Offices)

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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          20,688,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of September 30, 2004

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                     Sept 30,    December 31,
                                                       2004         2003
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $    320,658  $     18,834
 Accounts receivable - related                               -        10,172
 Advances to related parties                            25,269        25,769
 Interest receivable                                    16,276         6,292
 Note receivable                                       167,000       167,785
                                                   -----------   -----------
   Total Current Assets                                529,203       228,852
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                              3,484         6,375
                                                   -----------   -----------
OTHER ASSETS
 Investments, recorded at cost                         261,667       258,333
 Deposit on potential foreign investment               175,000             -
 Deposits                                                    -         4,901
                                                   -----------   -----------
   Total Other Assets                                  436,667       263,234
                                                   -----------   -----------
TOTAL ASSETS                                      $    969,354  $    498,461
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                                 $     22,914  $     13,094
 Accounts payable - related parties                     58,260        43,689
 Stock deposits                                        550,000             -
 Convertible notes payable                             237,000       239,731
 Notes payable                                          30,000             -
 Accrued interest                                       22,995         7,255
 Accrued wages                                         684,250       422,564
                                                   -----------   -----------
   Total Current Liabilities                         1,605,419       726,333
                                                   -----------   -----------
CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 20,688,778
  shares issued and outstanding                         20,689        20,689
 Additional paid-in capital                            893,334       893,334
 Other comprehensive income                              6,524         4,729
 Deficit accumulated during the development stage   (2,017,486)   (1,607,498)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)             (1,096,939)     (688,746)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    969,354  $    498,461
                                                   ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                 From Inception
                                                    For the                     For the         on July 18, 2001
                                               Three Months Ended           Nine Months Ended        Through
                                                   September 30,               September 30,       September 30,
                                                2004         2003          2004          2003          2004
                                            -----------   -----------   -----------   -----------   -----------
REVENUES                                   $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Research and development                             -             -             -             -       405,000
 Selling, general and administrative            119,559       136,799       406,395       490,537     1,604,044
 Depreciation and amortization                      964           875         2,891         2,869         9,793
                                            -----------   -----------   -----------   -----------   -----------
   Total Expenses                               120,523       137,674       409,286       493,406     2,018,837
                                            -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                           (120,523)     (137,674)     (409,286)     (493,406)   (2,018,837)
                                            -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Other income                                         -             -         5,000             -         6,000
 Interest income                                  3,212         3,065         9,602         3,069        18,884
 Loss on sale of assets                               -             -             -             -        (1,134)
 Interest expense                                (5,381)       (3,187)      (15,304)       (3,187)      (22,399)
                                            -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                  (2,169)         (122)         (702)         (118)        1,351
                                            -----------   -----------   -----------   -----------   -----------
NET LOSS                                       (122,692)     (137,796)     (409,988)     (493,524)   (2,017,486)
                                            -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME
 Gain (loss) on foreign currency
   adjustments                                     (259)         (700)        1,795         4,613         6,524
                                            -----------   -----------   -----------   -----------   -----------
NET COMPREHENSIVE LOSS                     $   (122,951) $   (138,496) $   (408,193) $   (488,911)   (2,010,962)
                                            ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                       $      (0.01) $      (0.01) $      (0.02) $      (0.02)
                                            ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   20,688,778    20,628,778    20,688,778    20,339,987
                                            ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                        For the Nine Months Ended     Through
                                                                Sept 30,              Sept 30,
                                                           2004          2003          2004
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $   (409,988) $   (493,524) $(2,017,486)
 Adjustments to reconcile net loss to net cash
 (used) in operating activities:
  Depreciation and amortization                               2,891         2,869        9,793
  Stock for services                                              -             -       13,720
  Stock for technology                                            -             -      375,000
  Bad debt expense                                           10,574             -       10,574
 Changes in assets and liabilities:
  (Increase) decrease in other assets                         4,901       (16,856)           -
  (Increase) decrease in accounts receivable                     98             -      (10,074)
  (Increase) decrease in accrued interest                    (9,984)       (3,260)     (16,276)
  Change in currency conversion                               1,795         4,613        6,524
  Increase (decrease) in accounts payable
   and accrued expenses                                     299,871       223,001      573,242
                                                        -----------   -----------  -----------
   Net Cash (Used in) Operating Activities                  (99,842)     (283,157)  (1,054,983)
                                                        -----------   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                             -        (2,020)     (13,277)
 Cash paid for related party notes receivables                    -      (173,883)    (235,554)
 Cash received from related party notes receivables               -        27,000       42,000
 Cash paid for investments and potential investments       (178,334)     (250,000)    (436,667)
 Advances to officers                                             -             -            -
 Cash placed into escrow                                          -             -     (150,000)
 Cash received from escrow                                        -             -      150,000
 Cash paid for note receivable                                    -             -     (200,000)
 Note receivable converted in acquisition                         -             -      200,000
 Cash received in acquisition                                     -             -       34,408
                                                        -----------   -----------  -----------
   Net Cash (Used in) Investing Activities                 (178,334)     (398,903)    (609,090)
                                                        -----------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt of subscription receivable                               -             -      220,000
 Proceeds from related party notes                                -       205,838      239,731
 Proceeds from notes payable                                 45,000             -       45,000
 Cash received on notes payable                             (15,000)            -      (15,000)
 Cash received from stock deposits                          550,000             -      550,000
 Cash received from issuance of common stock                      -       410,000      945,000
                                                        -----------   -----------  -----------
   Net Cash Provided by Financing Activities                580,000       615,838    1,984,731
                                                        -----------   -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        301,824       (66,222)     320,658

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                   18,834        86,801            -
                                                        -----------   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    320,658  $     20,579 $    320,658
                                                        ===========   ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Payments For:
  Interest                                             $          -  $          - $          -
  Income taxes                                         $          -  $          - $          -
 Non-Cash Investing and Financing Activities
  Stock issued for technology                          $          -  $          - $    375,000
  Stock issued for services                            $          -  $          - $     13,720


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,017,486 at September 30, 2004, a working capital deficit of approximately $1,076,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 - MATERIAL EVENTS

During the nine months ended September 30, 2004, the Company received a total of $45,000 proceeds from notes payable issued to three separate unrelated parties, bearing interest at 7.5% per annum. $15,000 of this amount was repaid during the three months ended September 30, 2004. $20,000 of these notes payable matured on September 30, 2004 and is considered past-due, and the remaining $10,000 is due on demand.

Also during the three months ended September 30, 2004, the Company received a total of $550,000 towards the purchase of common stock. At September 30, 2004, the number of shares to be issued had not yet been determined, and accordingly, the amount has been recorded as a stock deposit in the accompanying financial statements until the common stock is issued. With these funds, the Company made a deposit of $175,000 on a potential foreign investment in South Korea (See also Note 4 - Subsequent Events).

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004 and December 31, 2003

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to September 30, 2004, the Company received an additional $1,125,000 from two separate investors towards the purchase of common stock, for total proceeds of $1,675,000. The Company is to issue a total of 9,906,250 shares of common stock to these two investors for the $1,675,000 received, although the shares have not yet been issued. The Company is also to issue an additional 1,000,000 shares of common stock to a consultant who assisted the Company with the transaction.

With the majority of the proceeds received as described above, the Company has advanced a total of $1,585,000 towards the purchase of an approximate 90% interest in a Republic of Korea corporation that manufactures and sells Low Temperature Cofired Ceramic ("LTCC") components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. As of the date of this report, this acquisition, however, had not yet been finalized.

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

During the second quarter of 2004, the Company identified an opportunity in the cofired ceramics business. Subsequent to the date of the financial statements included in this report, the Company has advanced a total of $1,585,000 towards the purchase of an approximate 90% interest in Techone Company, Ltd., a Republic of Korea corporation that manufactures and sells Low Temperature Cofired Ceramic ("LTCC") components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. This acquisition, however, has not yet been finalized. Funding for this advancement was accomplished through two separate private placements that will result in the sale of 9,906,250 shares of the Company's common stock for aggregate proceeds of $1,675,000 or an average price of $0.17 per share.

Due to the above potential acquisition, the information presented below under Result of Operations may not be indicative of the future operations of the Company.

Foreign Currency Adjustment
---------------------------
For the nine months ended September 30, 2004, the functional currency for our foreign subsidiary has been determined to be the Republic of Korea won. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the nine months ended September 30, 2004, we had a gain of $1,795 as a result of foreign currency translation adjustment.

This currency translation adjustment affects assets and liabilities of the subsidiary recorded for the periods presented.

Results of Operations
---------------------
Nine Months Ended September 30, 2004 compared to September 30, 2003
-------------------------------------------------------------------
We had no revenues for the nine months ended September 30, 2004 and have had no revenues from inception (July 18, 2001) to date. As previously mentioned, subsequent to September 30, 2004, the Company has advanced a total of $1,585,000 towards the purchase of an approximate 90% interest in a Republic of South Korea corporation. Until this acquisition is finalized or a separate appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating expenses for the nine months ended September 30, 2004 were $409,286, consisting primarily of $406,395 for general and administrative expenses. Operating expenses for the prior year period were $493,406. The decrease in operating expenses during the nine months ended September 30, 2004 from the same period in 2003 reflects the reduction in outside professional fees and travel costs. Operating expenses since inception (July 18, 2001) total $2,018,837, consisting primarily of $405,000 for research and development, and $1,604,044 for general and administrative expenses. Our net loss per share for the nine months ended September 30, 2004 was $0.02, based on a weighted average of 20,688,778 shares outstanding.

In April 2003, the Company acquired a 3% interest in Nano Plasma Center Company, Ltd. ("NPC"), a development stage company headquartered in Daejon, Republic of Korea focusing on the manufacture and distribution of metal nanoparticles. This $250,000 investment was made by the Company's subsidiary, Lexon Korea Corporation. Subsequently, the Company received $167,000 from a director of the Company pursuant to a convertible debenture agreement. The note bears interest at 7.5% interest, matured on October 27, 2004 and is convertible into 668,000 shares of the Company's stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. An additional $40,000 was received from the director during October 2003 pursuant to a separate convertible debenture agreement. This note also bears interest at 7.5% per annum and matured on October 27, 2004. This separate note is convertible into 160,000 shares of the Company's common stock at $0.25 per share at any time upon the election of the Company and/or the holder. Both amounts are currently considered past-due, and possibly may be converted into common shares in the future.

The $167,000 received pursuant to the first note was then loaned to NPC pursuant to a separate debenture agreement. This note receivable bears interest at 7.5% interest and matured on June 30, 2004. Interest receivable on this note at September 30, 2004 totaled $16,276. This loan was offered to NPC as an inducement to continue business combination efforts. Discussions about such a combination were unproductive and have been discontinued. At the date of this filing, the Company has not yet received payment on this loan and intends to pursue collection by any means necessary.

During the nine months ended September 30, 2004, the Company received a total of $45,000 proceeds from notes payable issued to three separate unrelated parties, bearing interest at 7.5% per annum. $15,000 of this amount was repaid during the three months ended September 30, 2004. $20,000 of these notes payable matured on September 30, 2004 and is considered past-due, and the remaining $10,000 is due on demand.

As stated above, subsequent to the date of the financial statements included in this report, we have advanced a total of $1,585,000 towards the purchase of an approximate 90% interest in Techone. If the acquisition is completed, we anticipate that operating expenses will increase substantially as the operations of Techone will be our main focus going forward.

Liquidity and Capital Resources
-------------------------------
Our primary source of liquidity has been cash proceeds from the sale of our common stock and convertible debentures. We have raised additional capital through private placements for the anticipated acquisition of Techone, as described above. We anticipate raising additional capital to fund further manufacturing, development, and sales and marketing campaigns.

At September 30, 2004 we had negative working capital of $1,076,216. We had cash and cash equivalents of $320,658. We also have related party advances of $25,269. We expect these advances to be repaid within the next six months.
We have a note receivable that is past due at September 30, 2004 with accrued interest of $16,276. We are seeking to collect on this note as soon as possible.

Current liabilities at September 30, 2004 totaled $1,605,419, consisting of accounts payable of $22,914, accounts payable - related parties of $58,260, notes payable of $30,000, convertible notes payable of $237,000, accrued interest of $22,995, and accrued wages of $684,250. Current liabilities also includes $550,000 in stock deposits where the shares of common stock were not issued until subsequent to September 30, 2004.

We have oral salary agreements with J. Jehy Lah, the chairman of our board of directors, Ben Hwang, our Secretary, and Kenneth Eaken, our C.E.O. and President. At this time all salary payments are being accrued until operating revenues or other funds are available sufficient to pay the accrued amounts.

For the nine months ended September 30, 2004, cash flows used by operating activities totaled $99,842 compared to $283,157 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the nine months ended September 30, 2004, cash used in investing activities was $178,334. $3,334 of this amount was for an additional investment in a Republic of Korea entity called G2K, for a total of $11,667 invested in G2K. The additional $175,000 was an advanced deposit on a potential acquisition of a separate Republic of Korea corporation as described previously. Cash used in the prior year period totaled $398,903, primarily for our $250,000 investment in NPC for a 3% interest in the company, and an additional loan of $173,883 to NPC.

Cash provided by financing activities for the nine months ended September 30, 2004 consisted of $45,000 proceeds received from three separate note agreements with unrelated third parties, and stock deposits totaling $550,000. In the prior year period, we received $410,000 proceeds from the sale of our common stock and $205,838 proceeds from related party notes.

Because we have had no significant operations, have an operating loss and are dependent on financing to continue operations, our financial statements contain a going concern qualification. We expect to need additional financing to fund operations of Techone, if the acquisition is eventually finalized as expected. We intend to continue to seek financing from traditional lending sources, loans from or private sales of our securities to our existing officers, directors, and shareholders, or such other debt or equity offerings that may be available to us. There is no assurance that we will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to us.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended September 30, 2004.

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

LEXON TECHNOLOGIES, INC.

Date: November 19, 2004

/S/Kenneth J. Eaken, CEO
Principal Executive and Financial Officer