Form 10KSB
period 2004-12-31
LEXON TECHNOLOGIES INC
filed 2005-04-27
CIK 1065189

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2004
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-24721
                                            ----------
                         LEXON TECHNOLOGIES, INC.
               ------------------------------------------------
        (Exact name of registrant as specified in charter)

       Delaware                                  87-0502701
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

8 Corporate Park, Suite 300, Irvine, California                   92606
-----------------------------------------------                 ----------
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

     Based on the average bid and asked prices of the common stock at March 31, 2005, of $0.18 per share, the market value of shares held by non-affiliates would be $2,397,693, based on 13,320,518 shares. Lexon's stock is traded on the NASDAQ OTCBB under the symbol "LEXO" however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

     As of March 31, 2005, Lexon had 34,183,778 shares of common stock outstanding.


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

In December 2004, Lexon acquired majority control (90%) of Techone Company, Ltd., a Republic of Korea corporation ("Techone"), through an investment of $1,585,000. Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components. Lexon's immediate business focus will, therefore, be the operation of Techone, and the description of business that follows is essentially a description of the business of Techone.

Business
--------
Lexon Technologies, through its subsidiary, Techone Co. Ltd., designs, develops, manufactures, sells and supports precision, high performance, Low Temperature Cofired Ceramic ("LTCC") components, including foundry services with a patented method for producing LTCC electronic components. The Company offers products that are custom designed for automotive, telecommunications, and semiconductor manufacturers' unique designs.

The Company acquired a majority interest in Techone in December 2004 because of its LTCC patent, its prospective relationship with the semiconductor business, and as a vehicle to help utilize the nanotechnology materials, in the form of nanopowders, from its minority investments in NPC and G2K made over the past two years.

With the acquisition of Techone, the transition has resulted in significant additional expenses for legal, accounting and administrative services in fiscal 2004. We were able to fund these costs from the sale of our common stock.

During the acquisition process, the Company recognized the severity of the demands being placed on Techone by its secured creditors. The Company understood that security interests were in place on the land, building and approximately half of the production machinery, and that the threat of foreclosure was imminent. Numerous discussions were held with the secured creditors seeking relief or extension of payment terms to no avail. The Company also sought additional investment capital but was handicapped by the inflexibility of the secured creditors.

Anticipating the possible asset seizure, the Company determined that it might be feasible to surrender the tangible assets of Techone through the seizure process and then enter into either a leaseback or repurchase arrangement with a potential new owner. This possibility would allow Techone to continue its development and preparation of new products.

On April 19, 2005, in the District Administrative Court in Pyeongtaek, Korea, the tangible assets of Techone were auctioned to the highest bidder to satisfy the interest of the secured creditors. The result of the auction was the transfer of the assets to an unrelated party, Mr. C.H. Cho, for the sum of $3,162,000. Per the relevant auction requirements, Mr. Cho paid a 10% deposit with the balance amount due May 19, 2005. The proceeds of the auction will be distributed by the court to satisfy the secured creditors and as many unsecured creditors as possible.

The Company is currently in discussions with Mr. Cho and management is confident that these discussions will be fruitful. If so, operations will continue in the Pyeongtaek facility. At this point, the Company expects to reach an agreement that will require it to pay rent on the facilities. The Company is also negotiating with Mr. Cho to buy back some of the equipment lost in the auction.

At this filing date, operations are essentially continuing until such time as the above negotiations are completed and leaseback or other arrangements are made. However, the discussions below concerning the Company's products, sales, manufacturing and other operational items must all be considered prospective and may be subject to delays or outright cancellation if negotiations are not successful. In that event, the Company may not have operations until such time as another operating business can be acquired.

Products
--------
The Company hopes to offer LTCC products that are custom designed for automotive, telecommunications, and semiconductor manufacturers' unique designs. The Company intends initially to work on perfecting an LTCC wafer probe card for sale to Yulim and Samsung. A wafer probe card is used in the testing of DRAM chips including DDR, RDRAM, SDRAM and EDRAM, static RAM chips, NOR and NAND flash memory chips, serial data devices, chipsets, microprocessors and microcontrollers.

The Company also intends to test Multi Layer High Frequency (MLHF) ceramic modules; Antenna Switch Modules (ASM) and Front End Modules (FEM) for use by Samsung in cellular telephones. In addition, an LTCC Electronic Control Unit
(ECU) for airbag sensors is also planned to undergo testing for Samsung through an independent supplier.

Low Temperature Co-fired Ceramic (LTCC) technology can be defined as a way to produce multilayer circuits by integrating LCR (inductors, capacitors and resistors) to a single board. Each layer consists of a single sheet where LCR's are embedded. These single sheets have to be laminated together and fired in a one-step process. This process saves time, cost and reduces final dimensions. Another great advantage is that each single layer can be inspected and, in the case of inaccuracy or damage, be replaced before firing, preventing the need to manufacture a whole set of layers.

Because they are lower resistive materials, silver and gold can be used instead of the molybdenum and tungsten that is currently used in the industry in the High Temperature or HTCC process. Among multilayer ceramic substrates, the LTCC processing method has drawn a great deal of attention for its low dielectric loss and relatively low firing temperature, which make it possible to co-fire the embedded components such as resistors, capacitors and inductors with electrically high conductive traces such as gold, silver, and copper. In HTCC (High Temperature Co-fired Ceramic) substrates, tungsten or molybdenum replaces gold, silver, and copper to withstand the high combustion temperature of around 1,200 degrees Centigrade.

Due to the comparatively lower electrical conductivity of these materials, the HTCC method shows inferior electrical properties including signal delay and higher cost. LTCC (Low Temperature Co-fired Ceramic) / LTCC-M (Low temperature Co-fired Ceramic on Metal) technologies can be used to produce MCM (Multi-Chip Module) or MCP (Multi-Chip Package) at temperatures below 1000 ?C.

In addition, the positive electrical property of low dielectric loss enables the embedded passive elements to be smaller and thinner, enabling high density embedding of the elements and stacking of more layers without the undesirable parasitic effects. Few companies have succeeded in implementing this technology yet worldwide. Nearly 50 application areas are waiting for LTCC technology, because LTCC enables multi-layer stacking, high density embedding, fast signal transfer, and the decrease of parasitic capacitance, which is essential to the high frequency over 2 GHz frequency bands.

Customers
---------
Techone's customers have included Yulim, and Samsung Electronics Co. These are makers of semiconductor testing and measurement, and burn-in testing companies. Samsung Electronics Co. also covers a wide variety of electronic, automotive, and telecommunications business sectors.

Manufacturing
-------------
Techone has manufactured and hopes to be able to continue manufacturing its products at its facilities in Pyeongtaek, Korea. See Business above. Techone's proprietary manufacturing processes include slurry, casting, Via hole punching, screen printing, laminating, and firing. The critical steps in the this manufacturing process are performed in a clean room environment.

Raw Materials
-------------
Raw materials have been purchased from a single vendor, Mirae Sojae, in which Techone holds a 10% equity interest. Techone expects to continue to rely on this source for raw materials as they may be needed in the future. See Business above.

Research, Development and Engineering
-------------------------------------
The automotive, communications, and semiconductor industries are subject to rapid technological change and new product introductions and enhancements. Management believes that the Company will maintain its commitment to research and development and timely introduction of new and enhanced LTCC solutions, including development of proprietary LTCC substrates for various applications in automobiles, semiconductor testing and measurement, and telecommunications (for both wireless and optical communications). Subject to resolution of its financial problems, the Company also intends to develop proprietary circuit printing methods on ceramics.

Techone has and hopes to continue to invest considerable time and resources in creating structured processes for undertaking, tracking and completing the its development projects, and plans to implement those developments into new product or technology offerings. If funding is available, the Company expects to continue to allocate significant resources to these efforts and to use automation and information technology to provide additional efficiencies in Techone's research and development activities.

Techone's research and development and product engineering activities are directed by Dr. Seung Y. Park, who has been serving as Research Director since December 2004. Prior to joining Techone, he worked as a consultant since 1999. He was a visiting scholar in Department of Applied Chemistry at Keio University, Japan from December 1997 to December 1998. From 1996 to 1998, he was employed in Department of Materials & Science at Chonnam National University. He worked at Solid State Division at Oak Ridge National Laboratory from 1989 to 1995. Dr. Park holds a Ph.D. in Materials Science & Engineering with minor in Physics from Vanderbilt University and a M.S. in Ceramic Engineering from Clemson University.

Sales and Marketing
-------------------
Techone has sold and intends to continue to sell its products worldwide primarily through its direct sales force. In the planning stages are the implementation of distributor and independent sales representation as world market expansion dictates. As of December 31, 2004, Techone had two professionals devoted directly to sales. Techone's marketing staff, located in Pyeongtaek, Korea, plans to work closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to its customers.

The Company also plans to utilize a highly skilled team of engineers that support Techone's customers as they integrate Techone's products into their manufacturing processes. Through this process, management believes that the Company will develop a close understanding of product and customer requirements, accelerating its customers' production ramps.

Environmental Matters
---------------------
The Company is subject to U.S. federal and state and foreign governmental laws and regulations relating to the protection of the environment. Management believes that the Company complies with all material environmental laws and regulations that apply.

In March 2005, the Company received notices from the Gyongeggi Provincial government in the Republic of Korea regarding violations of certain environmental regulations. Management is taking actions to correct the violations.

In the future, the Company may receive environmental violation notices, and final resolution of the violations identified by these notices could harm its operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company's sites, or the imposition of new cleanup requirements also could harm the Company's operating results.

Competition
-----------
The highly competitive LTCC substrate markets in automotive, medical, and telecommunications is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Current and potential competitors in the LTCC substrate market include IMTech Ltd., Samsung Elctro-Mechanics Inc., Cerastack Ltd., Temen Technology Ltd., ADMT Co. Ltd., Korea First Microwave Co. Ltd., RN2 Technologies Co. Ltd., and ThinkCera Co. Ltd.

The LTCC wafer probe card substrate market for semiconductor testing and measurement in Korea is not as competitive. Therefore, it is integral to putting the company on competitive position in Korea first before expansion into world markets. NTK Technologies, Inc. of Japan is most formidable competitor for probe card application in world markets.

In addition, the primary competitive factors in the Company's industry include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

Some of the Company's competitors are also suppliers of other types of test equipment or other semiconductor equipment, or offer both advanced wafer probe cards and needle probe cards, and may have greater financial and other resources than the Company does. The Company expects that its competitors will enhance their current products and may introduce new products that will be competitive with the LTCC substrates. In addition, new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of the Company's LTCC substrates.

Intellectual Property
---------------------
The Company's success depends in part upon its ability to maintain and protect its proprietary technology and to conduct the Company's business without infringing the proprietary rights of others. The Company relies on a combination of patents, trade secret laws, trademarks and contractual restrictions on disclosure to protect its intellectual property rights.

As of December 31, 2004, the Company had one issued patent in Korea. Through reciprocating agreements with other governments, a patent from the Republic of Korea is protected in the United Sates and the European Union for a period of 5 years while pending application in those countries. The expiration date of this patent is in 2013. The issued patent cover the Company's core bonding technology used in the manufacture of the LTCC substrates.

The Company cannot predict whether its current patent applications, or any future patent applications that the Company may file, will result in a patent being issued with the scope of the claims the Company seeks, or at all, or whether any patents that the Company may receive will be challenged or invalidated. Even if additional patents are issued, the Company's patents might not provide sufficiently broad coverage to protect its proprietary rights or to avoid a third party claim against one or more of its products or technologies.

The Company has both registered and unregistered trademarks, including Techone, and the Techone logo.

The Company routinely requires its employees, customers, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before the Company discloses to them any sensitive or proprietary information regarding its products, technology or business plans. The Company requires employees to assign to it proprietary information, inventions and other intellectual property they create, modify or improve.

Legal protections afford only limited protection for the Company's proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Others might independently develop similar or competing technologies or methods or design around the Company's patents. In the future, the Company might receive claims that it is infringing intellectual property rights of others or that its patents or other intellectual property rights are invalid. The Company has received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to the Company.

It is possible the Company will incur material expenses in defending its intellectual property at issue. Litigation may be necessary to defend against claims of infringement or invalidity, to determine the validity and scope of the Company's proprietary rights or those of others, to enforce the Company's intellectual property rights or to protect its trade secrets. If the Company threatens or initiates litigation, the Company may be subject to claims by third parties against which it must defend. Intellectual property litigation, whether or not resolved in the Company's favor, is expensive and time-consuming and could divert management's attention from running the Company's business. If an infringement claim against the Company resulted in an adverse ruling, the Company could be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or obtain a license to the technology. Management cannot predict whether a license agreement would be available, or whether the terms and conditions would be acceptable to the Company. In addition, many of the Company's customer contracts contain provisions that require the Company to indemnify its customers for third party intellectual property infringement claims, which would increase the cost to the Company of an adverse ruling in such a claim. An adverse determination could also prevent the Company from licensing its technologies and methods to others.

Employees
---------
As of December 31, 2004, the Company had 19 full-time employees. By region, 3 of the Company's employees were in North America and 16 in South Korea. No employees are currently covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Available Information
---------------------
Our Internet website is located www.lexontech.com. Our subsidiary website is www.techfirst.co.kr Please note that information on our website is not incorporated by reference in this Annual Report on Form 10-KSB. We make available free of charge on our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The public may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

Trends, Risks and Uncertainties
-------------------------------
In addition to the disclosure above in the section entitled Business regarding the seizure and auction of Techone's assets, you should carefully consider the following risk factors as well as the other information in this Annual Report on Form 10-KSB, in evaluating our business. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Assuming we are able to continue operating, our operating results are likely to fluctuate, which could cause us to miss expectations about these results and cause the trading price of our common stock to decline.

Our operating results are likely to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicator of our future performance. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:

* customer demand for our products;
* our ability to deliver reliable, cost-effective products in a timely manner;
* the reduction, rescheduling or cancellation of orders by our customers;
* the timing and success of new product introductions and new technologies by our competitors and us;
* our product and customer sales mix and geographical sales mix;
* changes in the level of our operating expenses needed to support our anticipated growth;
* a reduction in the price or the profitability of our products;
* changes in our production capacity or the availability or the cost of components and materials;
* our ability to bring new products into volume production efficiently;
* our relationships with customers and companies that manufacture semiconductor test equipment;
* our ability to collect accounts receivable;
* seasonality, principally due to our customers' purchasing cycles;
* market conditions in our industry, the semiconductor industry and the economy as a whole.

The occurrence of one or more of these factors might cause our operating results to vary widely. If our revenues or operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

Cyclicality in the semiconductor industry historically can affect sales and might do so in the future, and as a result we could experience reduced revenues or operating results.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the development of new semiconductors and semiconductor designs, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for 26 semiconductors and products, such as personal computers, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. As a result, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin might decline and cause us to experience operating losses.

If we do not keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

* design innovative and performance-enhancing features that differentiate our products from those of our competitors;
* transition our products to new manufacturing technologies;
* identify emerging technological trends in our target markets;
* maintain effective marketing strategies;
* respond effectively to technological changes or product announcements by others; and
* adjust to changing market conditions quickly and cost-effectively.

We must devote significant research and development resources to keep up with the rapidly evolving technologies used in semiconductor manufacturing processes. Not only do we need the technical expertise to implement the changes necessary to keep our technologies current, but we must also rely heavily on the judgment of our management to anticipate future market trends. If we are unable to timely predict industry changes, or if we are unable to modify our products on a timely basis, we might lose customers or market share. In addition, we might not be able to recover our research and development expenditures, which could harm our operating results.

If semiconductor memory device manufacturers do not continue the conversion to 300 mm wafers, our growth could be impeded.

The growth of our business for the foreseeable future depends in large part upon sales of our wafer probe cards to manufacturers of dynamic random access memory, or DRAM, and flash memory devices. The recent downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or for building new 300 mm wafer fabrication facilities. Some manufacturers have delayed, cancelled or postponed previously announced plans to convert to 300 mm wafer fabrication. We believe that the decision to convert to a 300 mm wafer fabrication facility is made by each manufacturer based upon both internal and external factors, such as:

* current and projected chip prices;
* projected price erosion for the manufacturer's particular chips;
* supply and demand issues;
* overall manufacturing capability within the manufacturer's target market(s);

One or more of these internal and external factors, as well as other factors, including factors that a manufacturer may choose to not publicly disclose, can impact the decision to maintain a 300 mm conversion schedule, to delay the conversion schedule for a period of time, or to cancel the conversion. It is also possible that the conversion to 300 mm wafers will occur on different schedules for DRAM chip manufacturers and flash memory chip manufacturers. We have invested significant resources to develop technology that addresses the market for 300 mm wafers. If manufacturers of memory devices delay or discontinue their current 300 mm wafer conversion, or make the transition more slowly than we currently expect, our growth and profitability could be impeded. In addition, any delay in large-scale adoption of manufacturing based upon 300 mm wafers would provide time for other companies to develop and market products that compete with ours, which could harm our competitive position.

We manufacture all of our products at a single facility, and any disruption in the operations of that facility could adversely impact our business and operating results.

Our processes for manufacturing our LTCC substrates require sophisticated and costly equipment and a specially designed facility, including a clean room. We have manufactured all of products at one facility located in Pyeoungtaek, Korea. As disclosed above, this facility has been subject to a seizure and auction, although management hopes to successfully negotiate with the new owner to continue using the facility. Any other disruption in the operation of that facility, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could further interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. Further, past and potential customers might not purchase our products if they perceive our current situation will not be remedied shortly or that lack of an alternate manufacturing facility will be a risk to their continuing source of supply.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our officers have limited experience in managing large or rapidly growing businesses. In addition, the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. Our controls, systems and procedures might not be adequate to support a growing public company. If our management fails to respond effectively to changes in our business, our business might not succeed.

If we fail to attract, integrate and retain qualified personnel, our business might be harmed.

Our future success depends largely upon the continued service of our key management, technical, and sales and marketing personnel, and on our continued ability to hire, integrate and retain qualified individuals, particularly engineers and sales and marketing personnel in order to increase market awareness of our products and to increase revenues. For example, in the future, we might need technical personnel experienced in competencies that we do not currently have or require. Competition for qualified individuals may be intense, and we might not be successful in retaining our employees or attracting new personnel. The loss of any key employee, the inability to successfully integrate replacement personnel, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. All of our key personnel in Korea are employees at-will.

We may make acquisitions, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, and might not be successful. Future acquisitions could divert our management's attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Assuming we are able to continue operations and sales, as part of our sales process we could incur substantial sales and engineering expenses that do not result in revenues, which would harm our operating results.

Our prospective customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. The time that such customers require to evaluate and qualify our products is typically between three and twelve months and sometimes longer. While potential customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically anticipate expending significant resources educating our prospective customers regarding the uses and benefits of our products and developing products customized to the potential customer's needs, for which we might not be reimbursed. Although we commit substantial resources to our sales efforts, we might never receive any revenues from a customer.

In addition, product purchases are frequently subject to delays, particularly with respect to large customers for which our products may represent a small percentage of their overall purchases. As a result, our sales cycles may be unpredictable. If we incur substantial sales and engineering expenses without generating revenues, our operating results could be harmed.

If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results.

If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States.

We might be required to spend significant resources to monitor and protect our intellectual property rights. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

Our failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

We are subject to various and frequently changing U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities.

We will require additional capital to continue operations and support business growth, and such capital might not be available.

We intend to continue to make investments to support business growth and will require additional funds to respond to business challenges, which include negotiations to retain use of our current facilities, the need to develop new products or enhance existing products, enhance our operating infrastructure and possibly acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to recommence operations, support our business growth and respond to business challenges could be significantly limited.

The Sarbanes-Oxley Act of 2002 and related changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, have required changes to some of our corporate governance practices. The Act also required us to implement additional disclosure and financial controls. These rules and regulations have increased and will continue to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own a large percentage of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. As a result, corporate actions might be taken even if other stockholders, including you, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
Lexon leases office space at 8 Corporate Park, Suite 300, Irvine, California 92606. The lease is month to month at a rate of $800 per month. Lexon does not anticipate requiring any additional space in the next six to twelve months.

Techone has a manufacturing facility located in Pyeongtaek, Korea, including land, a building and manufacturing equipment. On April 19, 2005, most of these assets were seized and sold at auction to satisfy secured creditors. Management is currently negotiating with the acquirer for some kind of leaseback or repurchase arrangement that would permit operations to continue but no terms for such an arrangement have been reached at this filing date.


                            ITEM 3. LEGAL PROCEEDINGS

On April 19, 2005, in the District Administrative Court in Pyeongtaek, Korea, the tangible assets of Techone, the Company's recently acquired majority owned subsidiary, were auctioned to the highest bidder to satisfy the interest of the secured creditors. The result of the auction was the transfer of the assets to an unrelated party, Mr. C.H. Cho, for the sum of $3,162,000. Per the relevant auction requirements, Mr. Cho paid a 10% deposit with the balance amount due May 19, 2005. The proceeds of the auction will be distributed by the court to satisfy the secured creditors and as many unsecured creditors as possible.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2004.

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

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2004                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/04                    $ 0.30                $ 0.08
Quarter ended 9/30/04                     $ 0.12                $ 0.04
Quarter ended 6/30/04                     $ 0.20                $ 0.04
Quarter ended 3/31/04                     $ 0.29                $ 0.05

Fiscal Year 2003                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/03                    $ 0.20                $ 0.05
Quarter ended 9/30/03                     $ 0.22                $ 0.18
Quarter ended 6/30/03                     $ 0.53                $ 0.22
Quarter ended 3/31/03                     $ 0.85                $ 0.11

Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/02                    $ 0.85                $ 0.10
Quarter ended 9/30/02                     $ 0.94                $ 0.15
Quarter ended 6/30/02*
 4/1/02 to 5/29/02 (pre-split)            $ 0.15                $ 0.01
 5/29/02 to 6/30/02 (post-split)          $ 1.50                $ 0.15
Quarter ended 3/31/02                     $ 0.55                $ 0.01

* Our stock was subject to a 10 for 1 reverse split effective May 29, 2002 in connection with our merger with Phacon Corporation, a private California corporation.

Trading of our common stock has been limited or sporadic. The number of our shareholders of record at March 31, 2005 was approximately 325.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

During the three month period ended December 31, 2004, we issued shares as follows:

   In October 2004, we issued 4,000,000 shares of restricted common stock to an accredited investor in a private placement for gross proceeds of $1,000,000;

   In November 2004, we issued 2,370,000 shares of restricted common stock in lieu of cash payment of outstanding debt totaling $237,000;

   In December 2004, we issued 6,125,000 shares of restricted common stock to an accredited investor in a private placement for gross proceeds of $700,000. Also in December, we issued 1,000,000 shares of restricted common stock to a consultant who assisted in the private placements in October and December.

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

General
-------
Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation ("Techone"), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors. Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components. We intend to operate Techone as a majority-owned subsidiary and the business of Techone will be the operating business of the Company going forward. However, most of Techone's assets were seized and sold at auction on April 19, 2005 to satisfy certain secured creditors. Management is negotiating with the acquirer for a leaseback or repurchase arrangement to allow the Company to continue operations and use the Techone facilities but the outcome of the negotiations is not certain at this time.

Results of Operations
---------------------
Year ended December 31, 2004 compared to year ended December 31, 2003
---------------------------------------------------------------------
Revenues. We had no revenues for the years ended December 31, 2004 and 2003. We anticipate revenues over the next fiscal year from the operation of Techone, our newly acquired majority owned subsidiary and, at this filing date, operations are continuing. However, on April 19, 2005, the land, building and approximately half of the manufacturing equipment were sold at auction to satisfy certain secured creditors. Management is negotiating with the acquirer to enter into a leaseback or repurchase arrangement in order to be able to continue operations and continue using the facilities. Therefore, any anticipated revenues are subject to the successful outcome of these negotiations.

Operating Expenses. Total expenses in 2004 were $909,089 compared to $610,724 in 2003. Expenses increased in 2004 primarily due to the travel, due diligence and acquisition expenses for Techone, plus the addition of a bad debt allowance expense for some loans to related parties that have been outstanding for some time and for which collection appears unlikely. The bad debt expenses include the following:

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

Other Expense. Other income for 2004 totaled $1,889, including interest income and gain on forgiveness of debt from the conversion of a related party note, offset by interest expense. Other expense for 2003 totaled $1,084, including interest expense and loss on sale of assets, offset by interest income.

Net loss. We had a net loss of $907,200 in 2004 or $0.04 per share compared to $611,808 in 2003 or $0.03 per share. Our net loss from inception through December 31, 2004 is $2,514,698.

Liquidity and Capital Resources
-------------------------------
At December 31, 2004, we had a working capital deficit of $3,198,460. Current assets consisted primarily of advances to related parties of $268,407, a note receivable from a related party, interest receivable, inventory, plus a small amount of cash and cash equivalents and accounts receivable. The related parties advances and receivable consist of the following:

  1. During the year ended December 31, 2003, the Company loaned $167,000 to a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) pursuant to a debenture agreement. The note matured on June 30, 2004, and is currently past due. Interest receivable on this note receivable at December 31, 2004 totaled $21,749. Management of the Company is currently pursuing collection of the entire amount of principal and interest and believes the amount to be fully collectible.

  2. Prior to the acquisition by the Company, Techone, which was a private, Republic of Korea company, advanced funds to an officer totaling $268,407. Due to the consolidation following the acquisition, this amount has been reported as a related party advance. Subsequent to the financial statements for the period ended December 31, 2004, the entire amount was paid back to Techone.

At December 31, 2004, property and equipment consisted of buildings and improvements, land, machinery and equipment and office equipment acquired with Techone, plus a small amount of equipment owned by Lexon Technologies and Lexon Korea, all totaling $2,852,279. However, the assets acquired from Techone were seized and sold at auction on April 19, 2005, as described above.

At December 31, 2004, other assets totaling $1,883,003 consisted primarily of goodwill recorded as part of the Techone acquisition, along with some investments and some deposits and other assets.

Current liabilities totaled $3,678,598 at December 31, 2004, consisting primarily of notes payable of $1,635,603, accrued expenses of $1,106,824, accounts payable of $564,611, accounts payable to related parties for operating costs $313,560, and $58,000 in convertible notes payable. At December 31, 2004, we have recorded contingent liabilities totaling $460,874 which represent certain outstanding payables from pre-merger Lexon. These amounts include $274,610 in accrued payables to various creditors and $186,264 in accrued wages. Although settlement of these liabilities is possible, we may have to pay these amounts and have therefore determined to record these liabilities as stated.

Cash used by operations in 2004 was $186,249, compared to $331,560 in the prior year period. We issued 250,000 shares of our common stock for services and allowed accounts payable and accrued expenses to increase substantially in order to have sufficient cash to defray due diligence and other expenses incurred in connection with management's exploration of business opportunities and the acquisition of Techone.

Cash used in investing activities in 2004 totaled $1,583,584 related to the acquisition of Techone, compared to $401,138 in 2003, consisting of $250,000 invested in a Republic of Korea entity called Nano Plasma Center Company, Ltd for a 3% ownership (30,000 shares) in that entity, $8,333 invested in a separate Republic of Korea entity called G2K for a 3% ownership (20,000 shares) in that entity, equipment purchases of $2,020, and cash paid for related party notes receivable of $167,785, offset by $27,000 cash received from related party notes receivable.

In 2004, cash from financing activities totaled $1,758,000 including $1,700,000 from the sale of common stock and $73,000 in proceeds from notes payable, offset by $15,000 paid on notes payable. In 2003, cash from financing activities totaled $664,731 from the sale of common stock and proceeds from related party notes.

In 2004 and 2003, our source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $2,514,698 at December 31, 2004, a working capital deficit and limited internal financial resources. Accordingly, the report of the auditors includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Our management hopes to be able to raise additional funds to continue and sustain operations of Techone through debt or equity financing. Management estimates that approximately $1,000,000 will be needed to accomplish these tasks, to continue development and production activities and deploy a new and invigorated sales and marketing effort. Management hopes to obtain such financing in the next 60 days but no commitments have been received to date. If management is successful, the Company also intends to seek additional longer term capital to continue to develop the business and also to pursue acquisitions of other synergistic operating companies in order to develop profitable operations.


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

                               PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                     Dates Served
  ----                  ---   --------                     ------------
J. Jehy Lah              59   Chairman of the board        7/01 to present*
Kenneth J. Eaken         52   CEO, President, director     6/02 to present*
Kyu Hong Hwang           60   Director                     7/01 to present*

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


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
To the best of our knowledge, we believe that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for its fiscal year ended December 31, 2004 were timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2004, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------

                     Annual Compensation                    Awards       Payouts
                                                Other      Restricted
Name and                                        Annual      Stock     Options  LTIP    All other
Principal Position Year  Salary       Bonus($) Compensation Awards   /SARs    Payout Compensation
------------------ ----  ------       -------- ------------ ------   -------  ------  ----------
J. Jehy Lah         2004  $135,000*     -0-       -0-         -0-      -0-      -0-       -0-
Chairman            2003  $135,000*     -0-       -0-         -0-      -0-      -0-       -0-
                    2002  $ 80,000*     -0-       -0-         -0-      -0-      -0-       -0-

Ken Eaken           2003  $125,000**    -0-       -0-         -0-      -0-      -0-       -0-
C.E.O.              2003  $125,000**    -0-       -0-         -0-      -0-      -0-       -0-
                    2002  $ 62,500**    -0-       -0-         -0-      -0-      -0-       -0-

*     $17,500 is being accrued from 2002 and all salary from 2003 and 2004 is being accrued.
**    $5,000 paid in 2004, all remaining salary compensation is being accrued.


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

Since July 1, 2002, J. Jehy Lah has been accruing salary at an annual rate of $135,000 per year, and a former director, Ben Hwang, has been accruing salary at an annual rate of $85,000 per year, pursuant to a resolution of the board of directors. In fiscal 2003, Mr. Lah received payments of $50,000 towards his accrued salary, and Mr. Hwang received payments of $44,936 towards his accrued salary. In fiscal 2004, Mr. Hwang received a payment of $10,000.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2005 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 34,183,778 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      J. Jehy Lah                     3,232,000(1)          9.45
                  2691 Richter Avenue, #124
                  Irvine, California 92606

Common Stock      Kenneth J. Eaken                2,576,260(2)          7.54
                  12131 Drujon Ln
                  Dallas, TX 75244

Common Stock      Ben Hwang                       2,366,250(3)          6.92
                  P.O. Box 17869
                  Irvine, CA 92623

Common Stock      Kyu Hong Hwang                  4,930,000            14.42
                  701 Kwanghwamoon, #145
                  Jongru-Ku, Seoul, Korea

Common Stock      Young Hee Lee                   6,125,000            17.92
                  #350-7 Woalgok-Dong
                  Pyeongtaek-Shi
                  Gyeonggi-Do, Korea

Common Stock      Kyoung Ho Lim                   4,000,000            11.70
                  #106-530 Apt. Hanbit-876
                  Binchun-Dong, Pyeongtaek-Shi
                  Gyeonggi-Do, Korea

Securities Ownership of Management
----------------------------------
Common Stock      J. Jehy Lah, Chairman                  -see above-

Common Stock      Kyu Hong Hwang, director               -see above-

Common Stock      Kenneth J. Eaken, director,            -see above-
                   President and C.E.O.
                                                  ---------            -----
Common Stock      Officers and Directors
                  As a Group (3 persons)         10,738,260            31.41
                                                 ==========            =====
-----------------------------------------
(1) Mr. Lah is the manager and controlling member of JSL Group, LLC, an entity which holds 2,500,000 shares. JSL also holds a 50% interest in PAC21C, LLC, an entity which holds 1,465,000 shares. Mr. Lah is also the manager of PAC21, LLC.

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

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, during the fiscal years ended December 31, 2004 and 2003, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Since July 2002, Mr. Lah is accruing salary at a rate of $135,000 per year pursuant to an oral agreement terminable at will.

Effective July 1, 2002, Ben Hwang entered into an oral consulting agreement with us calling for a payment of $85,000 over twelve months. Mr. Hwang was a director until his resignation effective December 1, 2002.

During fiscal 2001, we loaned money to Novabrite, LLC, a manufacturer and developer of reflective products used in road construction and other safety applications. J. Jehy Lah, our chairman, is also chairman and CEO of Novabrite, and Ben Hwang, a former director, is the President. At December 31, 2004 a loan balance of $7,769 is outstanding. The loan is non-interest bearing and payable on demand. The loan was made by Phacon Corporation prior to the merger with Lexon on May 29, 2002, and the company has since instituted a policy prohibiting such related party loans. The Company has recorded an allowance for bad debt for the full amount of this loan since collection is uncertain.

In fiscal 2002, we loaned money to former officers and directors Joshua Kim and Ben Hwang. At December 31, 2004 loan balances totaling $18,000 are outstanding ($15,000 to Mr. Kim, $3,000 to Mr. Hwang). The loans are non-interest bearing and payable on demand. The loans were made by Phacon Corporation prior to the merger with Lexon on May 29, 2002, and the Company has since instituted a policy prohibiting such related party loans. The Company has recorded an allowance for bad debt for the full amount of these loans since collection is uncertain.

During the year ended December 31, 2003, the Company received $167,000 from Kyu Hong Hwang, one of our directors, pursuant to a convertible debenture agreement. The note included interest at 7.5% per annum and was to mature on October 27, 2004. An additional $40,000 was received from Mr. Hwang during October 2003 and an additional $10,000 during June 2004 pursuant to two separate convertible debenture agreements. These notes also included interest at 7.5% per annum and were to mature on October 27, 2004. On November 10, 2004, the Company issued to Mr. Hwang a total of 2,370,000 shares of common stock, valued at $0.10 per share, in full satisfaction of the $217,000 principal amount outstanding and accrued interest of $20,000. As part of this transaction, the Company recorded a gain on forgiveness of debt totaling $19,872 for the remaining amount of accrued interest that was forgiven in the transaction.

Prior to its acquisition by the Company, Techone has also advanced funds to an officer totaling $268,407. This amount is recorded on the consolidated balance sheet as an advance to a related party, however, the advance occurred in the private entity prior to its acquisition by the public company. The entire amount was paid back to the Company subsequent to December 31, 2004.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              28
Consolidated Balance Sheet as of December 31, 2004                        29
Consolidated Statements of Operations for the years ended December 31,    31
 2004 and 2003 and from inception (July 18, 2001) through December 31,
 2004
Consolidated Statements of Stockholders' Equity                           32
Consolidated Statements of Cash Flows for the years ended December 31,    34
 2004 and 2003 and from inception (July 18, 2001) through December 31,
 2004
Notes to Consolidated Financial Statements                                36

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

                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $33,500 and $5,760, respectively.

  2) Audit-Related Fees. None.

  3) Tax Fees. None.

  4) All Other Fees. None.

  5) Not applicable.

  6) Not Applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEXON TECHNOLOGIES, INC.

Date: April 26, 2005                  By /S/Kenneth J. Eaken, President,
                                      C.E.O. and Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.
                                      LEXON TECHNOLOGIES, INC.


Date: April 26, 2005                  By /S/J. Jehy Lah, Chairman of the
                                      Board of Directors

Date: April 26, 2005                  By /S/Kenneth J. Eaken, Director

Date: April 26, 2005                  By /S/Kyu Hong Hwang, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Lexon Technologies, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and from inception on July 18, 2001 through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexon Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and from inception on July 18, 2001 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/Chisholm Bierwolf & Nilson
Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
April 5, 2005

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
                                                               December 31,
                                                                  2004
                                                               ----------
CURRENT ASSETS
 Cash and cash equivalents                                    $     7,001
 Accounts receivable (Note 1)                                         825
 Advances to related parties (Note 4)                             268,407
 Prepaid expenses                                                   1,022
 Inventory (Note 1)                                                14,134
 Interest receivable (Note 6)                                      21,749
 Note receivable - related party (Note 6)                         167,000
                                                               ----------
   Total Current Assets                                           480,138
                                                               ----------
PROPERTY AND EQUIPMENT, net (Notes 1 and 3)                     2,852,279
                                                               ----------
OTHER ASSETS
 Investments, recorded at cost (Note 7)                           261,667
 Investments, recorded under the equity method (Note 8)           115,111
 Goodwill (Note 1)                                              1,492,618
 Deposits and other assets                                         13,607
                                                               ----------
   Total Other Assets                                           1,883,003
                                                               ----------
TOTAL ASSETS                                                  $ 5,215,420
                                                               ==========







The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               December 31,
                                                                  2004
                                                               ----------
CURRENT LIABILITIES
 Accounts payable                                             $   564,611
 Accounts payable - related parties (Note 4)                      313,560
 Accrued expenses                                               1,106,824
 Convertible notes payable (Note 11)                               58,000
 Notes payable, current (Note 10)                               1,635,603
                                                               ----------
   Total Current Liabilities                                    3,678,598
                                                               ----------
LONG-TERM DEBT

 Notes payable (Note 10)                                          483,305
                                                               ----------
   Total Long-Term Debt                                           483,305
                                                               ----------
   Total Liabilities                                            4,161,903
                                                               ----------
CONTINGENT LIABILITIES (Note 5)                                   460,874
                                                               ----------
STOCKHOLDERS' EQUITY
 Common stock, par value $0.001 per share; authorized
  100,000,000 shares; 34,183,778 shares issued and outstanding     34,184
 Additional paid-in capital                                     3,066,839
 Other comprehensive income                                         6,318
 Deficit accumulated during the development stage              (2,514,698)
                                                               ----------
   Total Stockholders' Equity                                     592,643
                                                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                       $ 5,215,420
                                                               ==========










The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

                                                               From Inception
                                                              on July 18, 2001
                                          For the Years Ended       Through
                                               December 31,       December 31,
                                            2004         2003         2004
                                         ----------   ----------   ----------
REVENUES                                $         -  $         -  $         -
                                         ----------   ----------   ----------
EXPENSES
 Research and development                         -            -      405,000
 Selling, general and administrative        869,294      607,005    2,066,943
 Bad debt expense                            35,941            -       35,941
 Depreciation and amortization                3,854        3,719       10,756
                                         ----------   ----------   ----------
   Total Expenses                           909,089      610,724    2,518,640
                                         ----------   ----------   ----------
LOSS FROM OPERATIONS                       (909,089)    (610,724)  (2,518,640)
                                         ----------   ----------   ----------
OTHER INCOME (EXPENSE)
 Interest income                             13,538        6,145       22,820
 Other income                                 5,000        1,000        6,000
 Loss on sale of assets                           -       (1,134)      (1,134)
 Gain on forgiveness of debt (Note 11)       19,872            -       19,872
 Interest expense                           (36,521)      (7,095)     (43,616)
                                         ----------   ----------   ----------
   Total Other Income (Expense)               1,889       (1,084)       3,942
                                         ----------   ----------   ----------
NET LOSS                                   (907,200)    (611,808)  (2,514,698)
                                         ----------   ----------   ----------
OTHER COMPREHENSIVE INCOME
 Gain on foreign currency                     1,589        4,729        6,318
                                         ----------   ----------   ----------
NET COMPREHENSIVE LOSS                  $  (905,611) $  (607,079) $(2,508,380)
                                         ==========   ==========   ==========
BASIC LOSS PER SHARE                    $     (0.04) $     (0.03)
                                         ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               22,368,068   20,413,600
                                         ==========   ==========







The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                     Deficit
                                                                                     Accumulated    Accumulated
                                                          Additional                     Other      During the
                                     Common Stock           Paid-in    Subscription  Comprehensive  Development
                                 Shares        Amount       Capital     Receivable       Income        Stage
                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, July 18, 2001                  -  $          -  $          -  $          -  $          -  $          -

July 2001 - stock issued for
 services at $0.001 per share  13,720,000        13,720             -             -             -             -

August 2001 - stock issued
 for cash at $0.25 per share    2,280,000         2,280       567,720      (220,000)            -             -

October 2001 - stock issued for
 technology at $0.25 per share  1,500,000         1,500       373,500             -             -             -

Net loss for the period ended
 December 31, 2001                      -             -             -             -             -      (522,180)
                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001     17,500,000        17,500       941,220      (220,000)            -      (522,180)

Receipt of subscription
 receivable                             -             -             -       220,000             -             -

April 2002 - stock issued to
 acquire Phacon Corporation
 (Note 1)                       1,648,778         1,649      (641,346)            -             -             -

September 2002 - stock issued
 for cash at $0.25 per share      280,000           280        69,720             -             -             -

December 2002 - stock issued
 for cash at $0.83 per share      120,000           120        99,880             -             -             -

Net loss for the year ended
 December 31, 2002                      -             -             -             -             -      (473,510)
                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002     19,548,778        19,549       469,474             -             -      (995,690)

January 2003 - stock issued
 for cash at $0.83 per share      240,000           240      199,760              -             -             -

March 2003 - stock issued
 for cash at $0.25 per share      840,000           840      209,160              -             -             -

December 2003 - stock issued
 for cash at $0.25 per share       60,000            60       14,940              -             -             -

Unrealized foreign
 exchange gain                          -             -             -             -         4,729             -
                              -----------   -----------   -----------   -----------   -----------   -----------
Net loss for the year ended
 December 31, 2003                      -             -             -             -             -      (611,808)
                              -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2003     20,688,778  $     20,689  $    893,334  $          -  $      4,729  $ (1,607,498)
                              -----------   -----------    ----------   -----------   -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                     Deficit
                                                                                     Accumulated    Accumulated
                                                          Additional                     Other      During the
                                     Common Stock           Paid-in    Subscription  Comprehensive  Development
                                 Shares        Amount       Capital     Receivable       Income        Stage
                              -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2003     20,688,778  $     20,689  $    893,334  $         -   $      4,729  $ (1,607,498)


October 2004 - stock issued
 for cash at
 $0.25 per share                4,000,000         4,000       996,000             -             -             -

December 2004 - stock issued
 for cash at
 $0.11 per share                6,125,000         6,125       693,875             -             -             -

December 2004 - stock issued
 for services at
 $0.25 per share                1,000,000         1,000       249,000             -             -             -

December 2004 - stock issued
  in lieu of outstanding debt
  at $0.10 per share            2,370,000         2,370       234,630             -             -             -

Unrealized foreign exchange
 gain                                   -             -             -             -         1,589             -

Net loss for the year ended
  December 31, 2004                     -             -             -             -             -      (907,200)
                              -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2004     34,183,778  $     34,184  $  3,066,839  $          -  $      6,318  $ (2,514,698)
                              ===========   ===========   ===========   ===========   ===========   ===========










The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                          For the Years Ended      Through
                                                              December 31,        December 31,
                                                           2004         2003         2004
                                                        ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $  (907,200) $  (611,808) $(2,514,698)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
 Depreciation and amortization                               3,854        3,719       10,756
 Stock for services                                        250,000            -      263,720
 Stock for technology                                            -            -      375,000
 Bad debt expense                                           35,941            -       35,941
 (Gain) on forgiveness of debt                             (19,872)           -      (19,872)
Changes in assets and liabilities:
 Increase in other assets                                    4,901       (4,901)           -
 Increase in accounts receivable                                 -      (10,172)     (10,172)
 Increase in interest receivable                           (15,457)      (6,292)     (21,749)
 Change in currency conversion                               1,589        4,729        6,318
 Increase (decrease) in accounts payable
   and accrued expenses                                    459,995      293,165      733,366
                                                        ----------   ----------   ----------
   Net Cash (Used in) Operating Activities                (186,249)    (331,560)  (1,141,390)
                                                        ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                            -       (2,020)     (13,277)
 Cash paid for related party notes receivables                   -     (167,785)    (235,554)
 Cash received from related party notes receivables              -       27,000       42,000
 Cash paid for investments                              (1,588,334)    (258,333)  (1,846,667)
 Cash placed into escrow                                         -            -     (150,000)
 Cash received from escrow                                       -            -      150,000
 Cash paid for note receivable                                   -            -     (200,000)
 Note receivable converted in acquistion                         -            -      200,000
 Cash received in acquisition                                4,750            -       39,158
                                                        ----------   ----------   ----------
   Net Cash (Used in) Investing Activities              (1,583,584)    (401,138)  (2,014,340)
                                                        ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt of subscription receivable                              -            -      220,000
 Proceeds from related party notes                               -      239,731      239,731
 Proceeds from notes payable                                73,000            -       73,000
 Cash paid on notes payable                                (15,000)           -      (15,000)
 Cash received from issuance of common stock             1,700,000      425,000    2,645,000
                                                        ----------   ----------   ----------
   Net Cash Provided by Financing Activities             1,758,000      664,731    3,162,731
                                                        ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (11,833)     (67,967)       7,001
                                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT BEG OF YEAR                    18,834       86,801            -
                                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $     7,001  $    18,834  $     7,001
                                                        ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                  From Inception
                                                                                 on July 18, 2001
                                                          For the Years Ended      Through
                                                              December 31,        December 31,
                                                           2004         2003         2004
                                                        ----------   ----------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
 Interest                                              $         -  $         -  $         -
 Income taxes                                          $         -  $         -  $         -
Non-Cash Investing and Financing Activities
 Stock issued for technology                           $         -  $         -  $   375,000
 Stock issued for services                             $   250,000  $         -  $   263,720
 Stock issued in lieu of debt                          $   237,000  $         -  $   237,000

















The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Lexon Technologies, Inc. (Lexon), a wholly-owned subsidiary, Lexon Korea Corporation (Lexon Korea), a wholly-owned subsidiary, Chicago Map Corporation (CMC), until the dissolution of CMC during 2002 as mentioned below, and a majority-owned subsidiary, Techone Company, Ltd. (Techone). Collectively, they are referred to herein as the (Company(. Lexon was incorporated under the laws of the State of Delaware on April 20, 1989 under the name of California Cola Distributing Company, Inc. The name was later changed to Rexford, Inc. on October 1, 1992. Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to Lexon Technologies, Inc.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Effective December 8, 2004, the Company acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation, through an investment of $1,585,000. Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components. The Company intends to operate Techone as a majority-owned subsidiary and the business of Techone will be the operating business of the Company going forward. However, most of Techone's assets were seized and sold at auction on April 19, 2005 to satisfy certain secured creditors. Management is negotiating with the acquirer for a leaseback or repurchase arrangement to allow the Company to continue operations and use the Techone facilities but the outcome of the negotiations is not certain at this time. Pursuant to the purchase of Techone by the Company, the Company recorded goodwill of $1,492,618.

b.  Accounting Methods

The Company(s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Principles of Consolidation

The consolidated financial statements include the accounts of Lexon Technologies, Inc., its wholly-owned subsidiary, Lexon Korea Corporation, its wholly-owned subsidiary, Chicago Map Corporation up until the date of its dissolution, and its majority-owned subsidiary, Techone Company, Ltd. All material intercompany accounts and transactions have been eliminated in the consolidation.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management(s estimates. Actual results could differ from those estimates.

f.  Basic (Loss) Per Share

The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is antidilutive for the periods presented.
                                  December 31,
                               2004         2003
                            ----------   ----------
Numerator - (loss)         $  (907,200) $  (611,808)

Denominator - weighted
 average number of
 shares outstanding         22,368,068   20,413,600
                            ----------   ----------
Loss per share             $     (0.04) $     (0.03)
                            ==========   ==========
g.  Property and Equipment

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

Description                    Estimated Useful Life
-----------                    ---------------------
Buildings and improvements        30 years
Machinery and equipment           10 years
Computer equipment                 3 years
Automobiles                        5 years
Office and other equipment         5 years

Depreciation expense for the years ended December 31, 2004 and 2003 was $3,854 and $3,719, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

g.  Property and Equipment (Continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004, no impairments were recognized.

h.  Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2004.

i. Inventory

Raw materials are stated at the lower of cost (on a first-in, first-out basis) or market. The inventory at December 31, 2004 consists of raw materials used in the assembly and production of the electronic components.

j.  Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred. As such, the Company recognizes revenues for its products generally when the product is shipped and title passes to the buyer. There are no multi-deliverables or product warranties requiring accounting recognition.

k.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $3,025,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2004:

Deferred tax asset:

NOL carryforward          $1,149,500
Valuation allowances      (1,149,500)
                           ---------
     Total                $        -
                           =========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

l.  Functional Currency & Foreign Currency Translation

For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. In accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as other comprehensive income (loss) as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income
(loss).  Such amounts are immaterial for all years presented.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Since the subsidiary's financial statements must be translated into U.S. Dollars, major changes in the currency exchange rate between the foreign denominations and U.S. Dollars may have a significant impact on the operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next 12 months, no such assurances can be given.

m. Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 issued in June 2001, goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment.

n.  Newly Adopted Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its financial position or results of operations.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

n.  Newly Adopted Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,514,698 at December 31, 2004, a working capital deficit of approximately $3,200,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The Company was able to raise an additional $1,700,000 through the issuance of common stock during the year ended December 31, 2004 which was used primarily for the acquisition of Techone. As discussed in Notes 9 and 15, the majority of Techone's assets were seized and sold at auction on April 19, 2005 to satisfy certain secured creditors. Management is negotiating with the acquirer for a leaseback or repurchase arrangement to allow the Company to continue operations and use the Techone facilities but the outcome of the negotiations is currently unknown. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 -PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2004:

Building and improvements          $ 1,368,434
Land                                   455,436
Machinery and equipment                943,499
Automobiles                              9,815
Computer equipment                       8,990
Office and other equipment              76,861
Accumulated depreciation               (10,756)
                                    ----------
Total property and equipment       $ 2,852,279
                                    ==========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 4 -RELATED PARTY TRANSACTIONS

The Company has loaned $7,769 to a company which shares a common officer. The amount is non-interest bearing and payable upon demand. The Company has also loaned an additional $18,000 to certain officers and employees of the Company. These amounts are also non-interest bearing and payable upon demand. Management of the Company has recorded an allowance for bad debts against the full amount of these loans as of December 31, 2004, since collection is currently uncertain.

Prior to the acquisition by the Company, Techone, which was a private, Republic of Korea company, advanced funds to an officer totaling $268,407. Due to the consolidation following the acquisition, this amount has been reported as a related party advance. Subsequent to the financial statements for the period ended December 31, 2004, the entire amount was paid back to Techone.

The Company also has been advanced funds totaling $313,560 at December 31, 2004 from certain officers of the Company and other related individuals which funds have been used for operating costs. These amounts are non-interest bearing and payable on demand.

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

Accrued payables to various creditors       $  274,610
Accrued wages                                  186,264
                                             ---------
Total Contingent Liabilities                $  460,874
                                             =========

The Company has also entered into an employment agreement with its President for annual compensation of $125,000. In addition, the Company has agreed, pursuant to a Board resolution, to pay a separate officer annual compensation of $135,000 and an employee $85,000 per year. The majority of these amounts have been accrued by the Company beginning July 1, 2002 and will be paid once the Company has adequate cash. Total accrued wages as of December 31, 2004 was $1,009,362.

NOTE 6 -NOTE RECEIVABLE - RELATED PARTY

During the year ended December 31, 2003, the Company loaned $167,000 to a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) pursuant to a debenture agreement. The note receivable bears interest at 7.5% per annum, matured on June 30, 2004, and is currently past due. Interest receivable on this note receivable at December 31, 2004 totaled $21,749. Management of the Company is currently pursuing collection of the entire amount of principal and interest and believes the amount to be fully collectible.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 7 - INVESTMENTS RECORDED AT COST

Effective April 2, 2003, Lexon Korea invested a total of $250,000 for an initial approximate three percent (3%) ownership (30,000 shares) in a Republic of Korea entity called Nano Plasma Center Company, Ltd. The investment has been recorded at the Company(s initial cost of $250,000.

During 2003 and 2004, Lexon Korea invested a total of $11,667 for an initial approximate three percent (3%) ownership (20,000 shares) in a separate Republic of Korea entity called G2K. The investment has been recorded at the Company(s initial cost of $11,667.

NOTE 8 - INVESTMENT RECORDED UNDER THE EQUITY METHOD

During 2003, Techone invested a total of $125,967 into a Korean company called Mirae Sojae Company, and acquired a total of 30,000 shares of common stock, representing a 10% interest. The investment is being recorded under the equity method of accounting under which the Company's share of the net income
(loss) will be recognized as income (loss) in the Company's statement of operations and added (deducted) to the investment account. Any distributions received are deducted from the investment account. During 2003 and prior to the Company's acquisition of Techone during December 2004, Techone had recorded a loss on this investment of $10,856 representing the Company's share of the 2003 and 2004 loss for Mirae Sojae Company, reducing the investment to $115,111. The Company has recorded the investment at this acquired value of $115,111 at December 31, 2004.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2004:

Notes payable for two automobiles, principal and interest
 due monthly at rates of 8.20% to 10.0%, mature from
 May 2004 to August 2005, secured by the vehicles.                $     5,554

Note payable to a bank in Korea, interest at
  6.15% per annum, due in March 2004,
  secured by assets of the Company, currently
  in default (see note below).                                      1,480,524

Note payable to an individual, interest at
  7.5% per annum, due December 31, 2004, currently
  in default, unsecured.                                               20,000

Notes payable to a bank in Korea, interest at
  19,0% per annum, due in February 2004, secured
   by assets of the Company, currently in default.                     38,664

Note payable to a bank in Korea, interest at
  8.00% per annum, due in March 2004,
  secured by assets of the Company, currently in default.              48,330

Note payable to a bank in Korea, interest at
  9.65% per annum, due in January 2004,
  secured by assets of the Company, currently in default.              42,531

Note payable to a bank in Korea, interest at
6.09% per annum, due in August 2011,
  secured by assets of the Company.                                   483,305
                                                                   ----------
Total Notes Payable                                                 2,118,908

Less: Current Portion                                              (1,635,603)
                                                                   ----------
Long-Term Notes Payable                                           $   483,305
                                                                   ==========

The aggregate principal maturities of notes payable are as follows:

    Year Ended
    December 31,              Amount
    -----------             ----------
      2005                 $ 1,635,603
      2006                           -
      2007                           -
      2008                           -
      2009                           -
      2010 and thereafter      483,603
                            ----------
      Total                $ 2,118,908
                            ==========

Note: The Korean bank who is the largest creditor on the notes payable listed above (owed $1,480,524 at December 31, 2004), was able to foreclose on the Company's assets through an auction process in Korea on April 19, 2005, including its building and improvements, land, machinery, and other equipment, in order to repay its past due note payable. Management is negotiating with the acquirer for a leaseback or repurchase arrangement to allow the Company to continue operations and use the Techone facilities but the outcome of the negotiations is not certain at this time (See also Note 15).

NOTE 10 - OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. The cumulative effect of foreign currency translation adjustments from South Korean Won to U.S. dollars, which is included in other comprehensive income in the stockholders' equity section, consisted of the following:

                                                  December 31,
                                                2004         2003
                                             ----------   ----------
Balance, beginning of year                  $     4,729  $         -

Effect of currency exchange rate changes          1,589        4,729
                                             ----------   ----------
Balance, end of year                        $     6,318  $     4,729
                                             ==========   ==========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 11 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2003, the Company received $167,000 from a director of the Company pursuant to a convertible debenture agreement. The note included interest at 7.5% per annum and was to mature on October 27, 2004. An additional $40,000 was received from the director during October 2003 and an additional $10,000 during June 2004 pursuant to two separate convertible debenture agreements. These notes also included interest at 7.5% per annum and were to mature on October 27, 2004. On November 10, 2004, the Company issued to this director a total of 2,370,000 shares of common stock, valued at $0.10 per share, in full satisfaction of the $217,000 principal amount outstanding and accrued interest of $20,000. As part of this transaction, the Company recorded a gain on forgiveness of debt totaling $19,872 for the remaining amount of accrued interest that was forgiven in the transaction.

Also during the year ended December 31, 2003, the Company received $30,000 from an unrelated party pursuant to a convertible debenture agreement. The note bears interest at 7.5% per annum, matured on September 9, 2004, and is currently considered past due. The note is convertible into 30,000 shares of the Company(s common stock at $1.00 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Total interest payable on this note totaled $2,837 as of December 31, 2004.

During the year ended December 31, 2004, the Company received $28,000 from an unrelated party pursuant to a convertible debenture agreement. The note bears interest at 7.5% per annum, and matures on October 30, 2005. The note is convertible into 112,000 shares of the Company(s common stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Total interest payable on this note totaled $357 as of December 31, 2004.

NOTE 12 -2000 NON-QUALIFIED STOCK OPTION PLAN

On September 14, 2000, the Company adopted a 2000 Non-Qualified Stock Option Plan (the (Plan() under which options to acquire stock of the Company may be granted from time to time to employees and consultants of the Company or its subsidiaries. Under the Plan, a total of 250,000 (post-split) shares of common stock may be subject to, or issued pursuant to, options granted under the terms of the Plan. The exercise price of each option issued under the Plan shall be determined by the Board of Directors on the date of grant. The Board also determines the term, restrictions on vesting and exercise dates although the term cannot exceed 5 years.

Pursuant to the Plan, the Company issued a total of 134,500 (post-split) options to a consultant of the Company during the year ended December 31, 2000. The options were exercisable at $2.50 per share. A total of 103,000 (post-split) of the granted options were exercised during 2000 for a total of $257,500 and the remaining options expired unexercised on September 12, 2002.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003


NOTE 13 - STOCK TRANSACTIONS

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

On October 22, 2004, the Company issued 4,000,000 shares of common stock to a private investor at $0.25 per share for total proceeds of $1,000,000.

On December 1, 2004, the Company issued 6,125,000 shares of common stock to a private investor at $0.11 per share for total proceeds of $700,000. Also on December 1, 2004, the Company issued 1,000,000 shares of common stock to a consultant who assisted the Company in raising the $1,700,000 during 2004, as previously described.

On November 10, 2004, the Company issued 2,370,000 shares of common stock in lieu of outstanding debt totaling $237,000 as described in Note 7.

NOTE 14 -FINANCIAL INSTRUMENTS

The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2004. The Company has no investments in derivative financial instruments.

NOTE 15 - SUBSEQUENT EVENT

On April 19, 2005, in the District Administrative Court in Pyeongtaek, Korea, the tangible assets of Techone were auctioned to the highest bidder to satisfy the interest of the secured creditors. The result of the auction was the transfer of the assets to an unrelated party, Mr. C.H. Cho, for the sum of $3,162,000. Per the relevant auction requirements, Mr. Cho paid a 10% deposit with the balance amount due May 19, 2005. The proceeds of the auction will be distributed by the court to satisfy the secured creditors and as many unsecured creditors as possible.

The Company is currently in discussions with Mr. Cho and management is confident that these discussions will be fruitful. If so, operations will continue in the Pyeongtaek facility. At this point, the Company expects to reach an agreement that will require it to pay rent on the facilities. The Company is also negotiating with Mr. Cho to buy back some of the equipment lost in the auction.