Form 10QSB
period 2005-06-30
LEXON TECHNOLOGIES INC
filed 2005-08-12
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 2005


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          34,183,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of June 30, 2005

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                     June 30,    December 31,
                                                       2005         2004
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $      1,883  $      7,001
 Accounts receivable                                         -           825
 Advances to related parties                                 -       268,407
 Prepaid expenses                                            -         1,022
 Inventory                                              30,337        14,134
 Interest receivable                                    29,000        21,749
 Note receivable - related party                       167,000       167,000
                                                   -----------   -----------
   Total Current Assets                                228,220       480,138
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                          3,260,047     2,852,279
                                                   -----------   -----------
OTHER ASSETS
 Investments, recorded at cost                         261,667       261,667
 Investments, recorded under the equity method         115,111       115,111
 Goodwill                                            1,851,692     1,851,692
 Deposits and other assets                               6,873        13,607
                                                   -----------   -----------
   Total Other Assets                                2,235,343     2,242,077
                                                   -----------   -----------
TOTAL ASSETS                                      $  5,723,610  $  5,574,494
                                                   ===========   ===========








The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                     June 30,    December 31,
                                                       2005         2004
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                 $  1,192,854  $    564,611
 Accounts payable - related parties                    448,120       313,560
 Accrued expenses                                    1,794,667     1,465,898
 Convertible notes payable                             118,575        58,000
 Notes payable, current                              1,397,602     1,635,603
                                                   -----------   -----------
   Total Current Liabilities                         4,951,818     4,037,672
                                                   -----------   -----------
LONG-TERM DEBT
 Notes payable                                         492,417       483,305
                                                   -----------   -----------
   Total Long-Term Debt                                492,417       483,305
                                                   -----------   -----------
   Total Liabilities                                 5,444,235     4,520,977
                                                   -----------   -----------

CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 34,183,778
  shares issued and outstanding                         34,184        34,184
 Additional paid-in capital                          3,066,839     3,066,839
 Other comprehensive income (loss)                     (19,046)        6,318
 Deficit accumulated during the development stage   (3,263,476)   (2,514,698)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)               (181,499)      592,643
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $  5,723,610  $  5,574,494
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                From Inception
                                                   For the                     For the         on July 18, 2001
                                             Three Months Ended           Six Months Ended          Through
                                                   June 30,                    June 30,             June 30,
                                              2005          2004          2005          2004          2005
                                           -----------   -----------   -----------   -----------   -----------
REVENUES                                  $          -  $          -  $          -  $          -  $          -
                                           -----------   -----------   -----------   -----------   -----------
EXPENSES
 Research and development                            -             -        24,192             -       429,436
 Selling, general and administrative           207,263       139,196       517,137       286,836     2,583,783
 Bad debt expense                                    -             -         5,335             -        41,276
 Depreciation and amortization                  70,292           963       142,182         1,927       152,991
                                           -----------   -----------   -----------   -----------   -----------
   Total Expenses                              277,555       140,159       688,846       288,763     3,207,486
                                           -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                          (277,555)     (140,159)     (688,846)     (288,763)   (3,207,486)
                                           -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                                 3,586         3,182         7,245         6,390        30,065
 Other income                                        -         2,000             -         5,000         6,000
 Loss on sale of assets                              -             -             -             -        (1,134)
 Gain on forgiveness of debt                         -             -             -             -        19,872
 Interest expense                              (33,554)       (5,250)      (67,177)       (9,923)     (110,793)
                                           -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                (29,968)          (68)      (59,932)        1,467       (55,990)
                                           -----------   -----------   -----------   -----------   -----------
NET LOSS                                      (307,523)     (140,227)     (748,778)     (287,296)   (3,263,476)
                                           -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS)
 Gain (loss) on foreign currency                43,711          (475)      (25,364)        2,054       (19,046)
                                           -----------   -----------   -----------   -----------   -----------
NET COMPREHENSIVE LOSS                    $   (263,812) $   (140,702) $   (774,142) $   (285,242) $ (3,282,522)
                                           ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                      $      (0.01) $      (0.01) $      (0.02) $      (0.01)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  34,183,778    20,688,778    34,183,778    20,688,778
                                           ===========   ===========   ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 From Inception
                                                                                 on July 18, 2001
                                                        For the Six Months Ended   Through
                                                                 June 30,             June 30,
                                                           2005          2004          2005
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (748,778) $   (287,296) $ (3,263,476)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
Depreciation and amortization                               142,182         1,927       152,938
Stock for services                                                -             -       263,720
Stock for technology                                              -             -       375,000
Bad debt expense                                              5,335        10,574        41,276
(Gain) on forgiveness of debt                                     -             -       (19,872)
Changes in assets and liabilities (net of acquisition)
Decrease in other assets                                      6,316         4,901         6,316
Increase in accounts receivable
 and accounts receivable, related                            (4,510)         (402)      (14,682)
Decrease in prepaid expenses                                  1,022             -         1,022
Increase in inventory                                       (16,203)            -       (16,203)
Increase in interest receivable                              (7,251)       (6,684)      (29,000)
Change in currency conversion                               (25,364)        2,054       (19,046)
Increase in accounts payable
   and accrued expenses                                     532,040       214,942     1,265,406
                                                        -----------   -----------   -----------
Net Cash (Used in) Operating Activities                    (115,211)      (59,984)   (1,256,601)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                              -             -       (13,277)
Cash paid for related party notes receivables                     -             -      (235,554)
Cash received from related party notes receivables          268,407             -       310,407
Cash paid for investments                                         -        (3,334)   (1,846,667)
Cash placed into escrow                                           -             -      (150,000)
Cash received from escrow                                         -             -       150,000
Cash paid for note receivable                                     -             -      (200,000)
Note receivable converted in acquisition                          -             -       200,000
Cash received in acquisition                                      -             -        39,158
                                                        -----------   -----------   -----------
Net Cash Provided by (Used in) Investing Activities         268,407        (3,334)   (1,745,933)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable                                -             -       220,000
Proceeds from related party notes                                 -             -       239,731
Proceeds from notes payable                                  75,575        45,000       148,575
Cash paid on notes payable                                 (233,889)            -      (248,889)
Cash received from issuance of common stock                       -             -     2,645,000
                                                        -----------   -----------   -----------
Net Cash Provided by (Used in) Financing Activities        (158,314)       45,000     3,004,417
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (5,118)      (18,318)        1,883

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                    7,001        18,834             -
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      1,883  $        516 $       1,883
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest                                               $          -  $          -  $          -
Income taxes                                           $          -  $          -  $          -

Non-Cash Investing and Financing Activities
Stock issued for technology                            $          -  $          -  $    375,000
Stock issued for services                              $          -  $          -  $    263,720


The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - LOSS PER SHARE

Following is a reconciliation of the loss per share for the three and six months ended June 30, 2005 and 2004:

                                        For the
                                   Three Months Ended
                                         June 30,
                                    2005         2004
                                 ----------   ----------
Net (loss) available to
 common shareholders            $  (307,523) $  (140,227)
                                 ==========   ==========

Weighted average shares          34,183,778   20,688,778
                                 ==========   ==========

Basic loss per share (based
 on weighted average shares)    $     (0.01) $     (0.01)
                                 ==========   ==========

                                        For the
                                     Six Months Ended
                                         June 30,
                                    2005         2004
                                 ----------   ----------
Net (loss) available to
 common shareholders            $  (748,778) $  (287,296)
                                 ==========   ==========

Weighted average shares          34,183,778   20,688,778
                                 ==========   ==========

Basic loss per share (based
 on weighted average shares)    $     (0.02) $     (0.01)
                                 ==========   ==========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004


NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,263,476 at June 30, 2005, a working capital deficit of approximately $4,724,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company(s ability to continue as a going concern. The Company was able to raise an additional $1,700,000 through the issuance of common stock during the year ended December 31, 2004 which was used primarily for the acquisition of Techone Company, Ltd. (Techone), a Republic of South Korea corporation, through an investment of $1,585,000 (for an approximate 90% interest). However, as discussed in Note 4, the majority of Techone's assets were seized and sold at auction on June 21, 2005 to satisfy certain secured creditors. This transfer of assets has not been recorded by the Company at June 30, 2005 since the Korean courts are not expected to finalize the transfer of assets and payment to the creditors until at least August 19, 2005. Management is negotiating with the acquirer for a lease arrangement to allow the Company to continue operations and use the Techone facilities but no definitive agreement has been reached. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 4 - MATERIAL EVENTS

On June 21, 2005, in the District Administrative Court in Pyeongtaek, Korea, the tangible assets of Techone were auctioned to the highest bidder to satisfy the interest of the secured creditors. The result of the auction was the transfer of the assets to an unrelated party for the sum of 3,472,000,000 Korean won (approximately $3,356,000 at June 30, 2005). Per the relevant auction requirements, the buyer paid a 20% deposit with the balance amount paid on July 21, 2005. The proceeds of the auction will be distributed by the court to satisfy the secured creditors and as many unsecured creditors as possible. However, it is currently unknown as to whom the courts will pay and how much. As discussed above, this transfer of assets has not been recorded by the Company at June 30, 2005 since the Korean courts are not expected to finalize the transfer of assets and payment to the creditors until at least August 19, 2005. Accordingly, at June 30, 2005, no adjustments have been made to the assets and liabilities of Techone until it is determined by the courts the amounts to be paid and which assets were effectively sold. The transfer of the assets and payments of the liabilities of Techone will be recorded during the third quarter of 2005.

The Company is currently in discussions with the buyer for a possible leaseback arrangement of the purchased building and certain equipment and management is confident that these discussions will be fruitful. If so, operations will continue in the Pyeongtaek facility. At this point, the Company expects to reach an agreement that will require it to pay rent on the facilities and equipment, although the outcome of these discussions in currently unknown.

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

General
-------
Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation ("Techone"), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors. Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components. We intend to operate Techone as a majority-owned subsidiary and the business of Techone will be the operating business of the Company going forward. However, most of Techone's assets were seized and sold at auction on June 21, 2005 to satisfy certain secured creditors. Management is negotiating with the acquirer for a leaseback arrangement to allow the Company to continue operations and use the Techone facilities but the outcome of the negotiations is not certain at this time.

Because of the above acquisition, comparisons to the prior year period in which we had no operations may not be useful in determining the results of planned operations going forward.

Results of Operations
---------------------
Six Months Ended June 30, 2005 compared to June 30, 2004
------------------------------------------------------------
Revenues. We had no revenues for the six months ended June 30, 2005 and 2004. We anticipate revenues over the next fiscal year from the operation of Techone, our newly acquired majority owned subsidiary and, at this filing date, operations are continuing. However, on June 21, 2005, the land, building and approximately half of the manufacturing equipment were sold at auction to satisfy certain secured creditors. Management is negotiating with the acquirer to enter into a leaseback arrangement in order to be able to continue operations and continue using the facilities. Therefore, any anticipated revenues are subject to the successful outcome of these negotiations.

Operating expenses for the six months ended June 30, 2005 were $688,846, consisting of $517,137 in selling, general and administrative expenses, $24,192 in research and development, $142,182 in depreciation and amortization, and $5,335 in bad debt expense. Operating expenses for the six months ended June 30, 2004 were $288,763, consisting primarily of $286,836 for general and administrative expenses.

The increase in operating expenses during the six months ended June 30, 2005 from the same period in 2004 reflects expenses associated with the operation of Techone for the current period. All expenses in 2004 were associated with maintenance of minimal office facilities, travel, due diligence and consulting expenses associated with the search for a business opportunity, and legal and accounting expenses related to our public filings.

Operating expenses since inception (July 18, 2001) total $3,207,486. Our net loss per share for the six months ended June 30, 2005 was $0.02, based on a weighted average of 34,183,778 shares outstanding.

Other expense for the six months ended June 30, 2005 consisted of $67,177 in interest expense offset by $7,245 in interest income. Other income for the prior year period was $1,467, including interest and other income offset by interest expense.

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

At June 30, 2005, we had current assets of $228,220 and current liabilities of $4,951,818 for negative working capital of $4,723,598. Current assets consisted primarily of inventory, a note receivable from a related party and interest receivable.

At June 30, 2005, we had property and equipment, net totaling $3,260,047. We had other assets of $376,778 in investments, deposits and other assets of $6,873, and goodwill associated with the acquisition of Techone of $1,851,692, for total assets of $5,723,610.

Current liabilities at June 30, 2005, consisted of accounts payable of $1,192,854, accounts payable - related parties of $448,120, accrued expenses of $1,794,667, convertible notes payable of $118,575 and the current portion of notes payable of $1,397,602. Long-term debt totaled $492,417 for notes payable, for total liabilities of $5,444,235.

For the six months ended June 30, 2005, net cash flows used in operating activities totaled $115,211 compared to net cash flows used in operating activities of $59,984 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the six months ended June 30, 2005, net cash provided by investing activities totaled $268,407 for cash received on a related party note receivable. For the six months ended June 30, 2004, cash flows used by investing activities totaled $3,334.

Net cash used in financing activities for the six months ended June 30, 2005 consisted of $158,314, including cash paid on notes payable offset by proceeds from notes payable. In the prior year period, cash provided by financing activities totaled $45,000 in proceeds from notes payable.

To date, our source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $3,263,476 at June 30, 2005, a working capital deficit and limited internal financial resources. Accordingly, our financial statements includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Our management hopes to be able to raise additional funds to continue and sustain operations of Techone through debt or equity financing. Management estimates that approximately $1,000,000 will be needed to accomplish these tasks, to continue development and production activities and deploy a new and invigorated sales and marketing effort. Management hopes to obtain such financing in the next 60 days but no commitments have been received to date. If management is successful, the Company also intends to seek additional longer term capital to continue to develop the business and also to pursue acquisitions of other synergistic operating companies in order to develop profitable operations.


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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 19, 2005, in the District Administrative Court in Pyeongtaek, Korea, the tangible assets of Techone, the Company's recently acquired majority owned subsidiary, were auctioned to the highest bidder to satisfy the interest of the secured creditors. The bid winner failed to complete payment by the May 25, 2005 due date and the auction was rescheduled for June 21, 2005, at which time a new bidder acquired the assets, paid a 20% deposit and subsequently completed payment on July 21, 2005. The proceeds of the auction will be distributed by the court to satisfy the secured creditors and as many unsecured creditors as possible. The Korean courts are not expected to finalize the transfer of assets and payment to the creditors until at least August 19, 2005.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended June 30, 2005.

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

LEXON TECHNOLOGIES, INC.

Date: August 12, 2005

/S/Kenneth J. Eaken, CEO
Principal Executive and Financial Officer