Form 10QSB
period 2005-09-30
LEXON TECHNOLOGIES INC
filed 2005-11-21
CIK 1065189

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2005


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          34,183,778
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of September 30, 2005

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                  September 30,  December 31,
                                                       2005         2004
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $     17,380  $      7,001
 Accounts receivable                                    14,025           825
 Advances to related parties                            21,275       268,407
 Proceeds of sale due from the courts                  682,371             -
 Prepaid expenses                                        6,268         1,022
 Inventory                                               1,095        14,134
 Interest receivable                                    32,377        21,749
 Note receivable - related party                       167,000       167,000
                                                   -----------   -----------
   Total Current Assets                                941,791       480,138
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net                            151,030     2,852,279
                                                   -----------   -----------
OTHER ASSETS
 Investments, recorded at cost                         261,667       261,667
 Investments, recorded under the equity method         115,111       115,111
 Goodwill                                            1,851,692     1,851,692
 Deposits and other assets                               6,678        13,607
                                                   -----------   -----------
   Total Other Assets                                2,235,148     2,242,077
                                                   -----------   -----------
TOTAL ASSETS                                      $  3,327,969  $  5,574,494
                                                   ===========   ===========








The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                 September 30,   December 31,
                                                       2005         2004
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                 $  1,151,258  $    564,611
 Accounts payable - related parties                    445,029       313,560
 Accrued expenses                                    1,370,616     1,465,898
 Convertible notes payable                             118,575        58,000
 Notes payable, current                                111,325     1,635,603
                                                   -----------   -----------
   Total Current Liabilities                         3,196,803     4,037,672
                                                   -----------   -----------
LONG-TERM DEBT
 Notes payable                                               -       483,305
                                                   -----------   -----------
   Total Long-Term Debt                                      -       483,305
                                                   -----------   -----------
   Total Liabilities                                 3,196,803     4,520,977
                                                   -----------   -----------

CONTINGENT LIABILITIES                                 460,874       460,874
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; 34,183,778
  shares issued and outstanding                         34,184        34,184
 Additional paid-in capital                          3,066,839     3,066,839
 Other comprehensive income (loss)                     (70,420)        6,318
 Deficit accumulated during the development stage   (3,360,311)   (2,514,698)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)               (329,708)      592,643
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $  3,327,969  $  5,574,494
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                From Inception
                                                   For the                     For the         on July 18, 2001
                                             Three Months Ended          Nine Months Ended          Through
                                                 September 30,              September 30,        September 30,
                                              2005          2004          2005          2004          2005
                                           -----------   -----------   -----------   -----------   -----------
REVENUES                                  $     16,082  $          -  $     16,082  $          -  $     16,082
                                           -----------   -----------   -----------   -----------   -----------
EXPENSES
 Research and development                       40,765             -        64,957             -       470,201
 Selling, general and administrative           278,849       119,559       795,986       406,395     2,862,632
 Bad debt expense                                    -             -         5,335             -        41,276
 Depreciation and amortization                  62,441           964       204,623         2,891       215,432
                                           -----------   -----------   -----------   -----------   -----------
   Total Expenses                              382,055       120,523     1,070,901       409,286     3,589,541
                                           -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                          (365,973)     (120,523)   (1,054,819)     (409,286)   (3,573,459)
                                           -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                                20,310         3,212        27,555         9,602        50,375
 Other income                                        -             -             -         5,000         6,000
 Gain (loss) on sale or
  foreclosure of assets                        894,875             -       894,875             -       893,741
 Gain on forgiveness of debt                         -             -             -             -        19,872
 Interest expense                             (646,047)       (5,381)     (713,224)      (15,304)     (756,840)
                                           -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                269,138        (2,169)      209,206          (702)      213,148
                                           -----------   -----------   -----------   -----------   -----------
NET LOSS                                       (96,835)     (122,692)     (845,613)     (409,988)   (3,360,311)
                                           -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS)
 Gain (loss) on foreign currency               (51,374)         (259)      (76,738)        1,795       (70,420)
                                           -----------   -----------   -----------   -----------   -----------
NET COMPREHENSIVE LOSS                    $   (148,209) $   (122,951) $   (922,351) $   (408,193) $ (3,430,731)
                                           ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                      $      (0.00) $      (0.01) $      (0.02) $      (0.02)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  34,183,778    20,688,778    34,183,778    20,688,778
                                           ===========   ===========   ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 From Inception
                                                                                 on July 18, 2001
                                                       For the Nine Months Ended   Through
                                                              September 30,        September 30,
                                                           2005          2004          2005
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (845,613) $   (409,988) $ (3,360,311)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
Depreciation and amortization                               204,623         2,891       215,379
Stock for services                                                -             -       263,720
Stock for technology                                              -             -       375,000
Bad debt expense                                              5,335        10,574        41,276
(Gain) on forgiveness of debt                                     -             -       (19,872)
(Gain) on foreclosure of assets                            (894,875)            -      (894,875)
Changes in assets and liabilities (net of acquisition)
Decrease in other assets                                      6,929         4,901         6,929
(Increase) decrease in accounts receivable
  and accounts receivable, related                          (39,810)           98       (49,982)
Increase in prepaid expenses                                 (5,246)            -        (5,246)
Decrease in inventory                                        13,039             -        13,039
Increase in interest receivable                             (10,628)       (9,984)      (32,377)
Change in currency conversion                               (76,738)        1,795       (70,420)
Increase in accounts payable
   and accrued expenses                                   1,543,270       299,871     2,276,636
                                                        -----------   -----------   -----------
Net Cash (Used in) Operating Activities                     (99,714)      (99,842)   (1,241,104)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                              -             -       (13,277)
Cash paid for related party notes receivables                     -             -      (235,554)
Cash received from related party notes receivables          268,407             -       310,407
Cash paid for investments                                         -      (178,334)   (1,846,667)
Cash placed into escrow                                           -             -      (150,000)
Cash received from escrow                                         -             -       150,000
Cash paid for note receivable                                     -             -      (200,000)
Note receivable converted in acquisition                          -             -       200,000
Cash received in acquisition                                      -             -        39,158
                                                        -----------   -----------   -----------
Net Cash Provided by (Used in) Investing Activities         268,407      (178,334)   (1,745,933)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable                                -             -       220,000
Proceeds from related party notes                                 -             -       239,731
Proceeds from notes payable                                  75,575        45,000       148,575
Cash paid on notes payable                                 (233,889)      (15,000)     (248,889)
Cash received from stock deposits                                 -       550,000             -
Cash received from issuance of common stock                       -             -     2,645,000
                                                        -----------   -----------   -----------
Net Cash Provided by (Used in) Financing Activities        (158,314)      580,000     3,004,417
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         10,379       301,824        17,380

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                    7,001        18 834             -
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     17,380  $    320,658 $      17,380
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest                                               $    717,548  $          -  $    717,548
Income taxes                                           $          -  $          -  $          -

Non-Cash Investing and Financing Activities
Stock issued for technology                            $          -  $          -  $    375,000
Stock issued for services                              $          -  $          -  $    263,720

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - LOSS PER SHARE

Following is a reconciliation of the loss per share for the three and nine months ended September 30, 2005 and 2004:

                                        For the
                                   Three Months Ended
                                      September 30,
                                    2005         2004
                                 ----------   ----------
Net (loss) available to
 common shareholders            $  (148,209) $  (122,951)
                                 ==========   ==========

Weighted average shares          34,183,778   20,688,778
                                 ==========   ==========

Basic loss per share (based
 on weighted average shares)    $     (0.00) $     (0.01)
                                 ==========   ==========

                                        For the
                                    Nine Months Ended
                                      September 30,
                                    2005         2004
                                 ----------   ----------
Net (loss) available to
 common shareholders            $  (922,351) $  (408,193)
                                 ==========   ==========

Weighted average shares          34,183,778   20,688,778
                                 ==========   ==========

Basic loss per share (based
 on weighted average shares)    $     (0.02) $     (0.02)
                                 ==========   ==========

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,360,311 at September 30, 2005, a working capital deficit of approximately $2,255,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company was able to raise an additional $1,700,000 through the issuance of common stock during the year ended December 31, 2004 which was used primarily for the acquisition of Techone Company, Ltd. (Techone), a Republic of South Korea corporation, through an investment of $1,585,000 (for an approximate 90% interest). However, as discussed in Note 4, the majority of Techone's assets were seized and sold at auction effective August 19, 2005 to satisfy certain secured creditors. This transfer of assets has been recorded by the Company at September 30, 2005 which resulted in a gain on foreclosure of assets totaling $894,875 (which represents the book value of the debt paid, less the book value of the assets seized). Management has negotiated with the acquirer for a lease arrangement to allow the Company to continue operations and use the Techone facilities. The new landlord has agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

NOTE 4 - MATERIAL EVENTS

On June 21, 2005, in the District Administrative Court in Pyeongtaek, Korea, the tangible assets of Techone were auctioned to the highest bidder to satisfy the interest of the secured creditors. The result of the auction was the transfer of the assets to an unrelated party for the sum of 3,751,345,451 Korean won (approximately $3,598,000 at September 30, 2005). Per the relevant auction requirements, the buyer paid a 20% deposit with the balance amount paid on July 21, 2005. The proceeds of the auction have been distributed by the court to satisfy the secured creditors and as many unsecured creditors as possible.

As discussed above, this transfer of assets has been recorded by the Company at September 30, 2005 and resulted in a gain on foreclosure of assets totaling $894,875 (which represents the book value of the debt paid, less the book value of the assets seized). Management has negotiated with the acquirer for a lease arrangement to allow the Company to continue operations and use the Techone facilities. The new landlord has agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

In August 2005, the Company completed a reorganization of its former wholly owned subsidiary, Lexon Korea, such that the Company became a 10% equity holder in the reorganized company. This reorganization has had no material effect on the Company's financial statements for the three months ended September 30, 2005.

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

General
-------
Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation ("Techone"), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors. Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components. We intend to operate Techone as a majority-owned subsidiary and the business of Techone will be the operating business of the Company going forward. However, most of Techone's assets were seized and sold at auction effective August 19, 2005 to satisfy certain secured creditors. Management has negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Techone facilities. The new landlord has agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

Because of the above acquisition, comparisons to the prior year period in which we had no operations may not be useful in determining the results of planned operations going forward.

Results of Operations
---------------------
Nine Months Ended September 30, 2005 compared to September 30, 2004
-------------------------------------------------------------------
Revenues. We had minimal revenues of $16,082 for the nine months ended September 30, 2005 and no revenues for the prior year period. We anticipate revenues over the next fiscal year from the operation of Techone, our newly acquired majority owned subsidiary and, at this filing date, operations are continuing. Effective August 19, 2005, the land, building and approximately half of the manufacturing equipment were sold at auction to satisfy certain secured creditors. As previously discussed, management has negotiated a lease with the acquirer to continue operations and continue using the facilities.

Operating expenses for the nine months ended September 30, 2005 were $1,070,901, consisting of $795,986 in selling, general and administrative expenses, $64,957 in research and development, $204,623 in depreciation and amortization, and $5,335 in bad debt expense. Operating expenses for the nine months ended September 30, 2004 were $409,286, consisting primarily of $406,395 for general and administrative expenses.

The increase in operating expenses during the nine months ended September 30, 2005 from the same period in 2004 reflects expenses associated with the operation of Techone for the current period. All expenses in 2004 were associated with maintenance of minimal office facilities, travel, due diligence and consulting expenses associated with the search for a business opportunity, and legal and accounting expenses related to our public filings.

Operating expenses since inception (July 18, 2001) total $3,589,541. Our net loss per share for the nine months ended September 30, 2005 was $0.02, based on a weighted average of 34,183,778 shares outstanding.

Other expense for the nine months ended September 30, 2005 consisted of $713,224 in interest expense, a gain on the foreclosure of assets of Techone of $894,875, and $27,555 in interest income. Other expense for the prior year period was $702, including interest and other income offset by interest expense.

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

At September 30, 2005, we had current assets of $941,791 and current liabilities of $3,196,803 for negative working capital of $2,255,012. Current assets consisted primarily of cash, receivables, a note receivable from a related party, interest receivable, and additional proceeds of $682,371 from the courts related to the foreclosure sale of Techone's assets.

At September 30, 2005, we had property and equipment, net totaling $151,030. We had other assets of $376,778 in investments, deposits and other assets of $6,678, and goodwill associated with the acquisition of Techone of $1,851,692, for total assets of $3,327,969.

Current liabilities at September 30, 2005, consisted of accounts payable of $1,151,258, accounts payable - related parties of $445,029, accrued expenses of $1,370,616, convertible notes payable of $118,575 and notes payable of $111,325. We had no long-term debt at September 30, 2005 due to the foreclosure, and thus had total liabilities of $3,196,803.

For the nine months ended September 30, 2005, net cash flows used in operating activities totaled $99,714 compared to net cash flows used in operating activities of $99,842 in the prior year period. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the nine months ended September 30, 2005, net cash provided by investing activities totaled $268,407 for cash received on a related party note receivable. For the nine months ended September 30, 2004, cash flows used by investing activities totaled $178,334 for various investments.

Net cash used in financing activities for the nine months ended September 30, 2005 consisted of $158,314, including cash paid on notes payable offset by proceeds from notes payable. In the prior year period, cash provided by financing activities totaled $580,000 in proceeds from notes payable and stock deposits.

To date, our source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $3,360,311 at September 30, 2005, a working capital deficit and limited internal financial resources. Accordingly, our financial statements includes a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Our management hopes to be able to raise additional funds to continue and sustain operations of Techone through debt or equity financing.

Management estimates that approximately $1,000,000 will be needed to accomplish these tasks, to continue development and production activities and deploy a new and invigorated sales and marketing effort. Management hopes to obtain such financing before the end of the fiscal year but no commitments have been received to date. If management is successful, the Company also intends to seek additional longer term capital to continue to develop the business and also to pursue acquisitions of other synergistic operating companies in order to develop profitable operations. If management is not successful in obtaining both short and long term financing, the Company may have to suspend or cease operations.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Effective August 19, 2005, in the District Administrative Court in Pyeongtaek, Korea, the tangible assets of Techone, the Company's recently acquired majority owned subsidiary, were auctioned to the highest bidder to satisfy the interest of the secured creditors. The bidder acquired the assets, paid a 20% deposit and subsequently completed payment on August 19, 2005. The proceeds of the auction have been distributed by the court to various note holders for principal and accrued interest. The Company recorded a gain on the foreclosure of assets totaling $894,875 (which represents the book value of the debt paid, less the book value of the assets seized). Management has negotiated with the acquirer for a lease arrangement to allow the Company to continue operations and use the Techone facilities. The new landlord has agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended September 30, 2005.

ITEM 5.  OTHER INFORMATION

In August 2005, the Company completed a reorganization of its former wholly owned subsidiary, Lexon Korea, such that the Company became a 10% equity holder in the reorganized company. This reorganization has had no material effect on the Company's financial statements. At this time, the Company's only subsidiary is Techone, the operating entity.

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

LEXON TECHNOLOGIES, INC.

Date: November 21, 2005

/S/Kenneth J. Eaken, CEO
Principal Executive and Financial Officer