Form 10KSB
period 2005-12-31
LEXON TECHNOLOGIES INC
filed 2006-04-17
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to __________

Commission File Number:   0-24721

LEXON TECHNOLOGIES, INC.

(Exact name of registrant as specified in charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8 Corporate Park, Suite 300, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  (949)477-4000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

State issuer's revenues for its most recent fiscal year: $22,031.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

Based on the average bid and asked prices of the common stock at March 31, 2006, of $0.045 per share, the market value of shares held by non-affiliates would be $1,055,048, based on 23,445,518 shares.  Lexon’s stock is traded on the NASDAQ OTCBB under the symbol “LEXO” however trades are thin and sporadic.  Therefore, the bid and ask price may not be indicative of any actual value in the stock.

As of March 31, 2006, Lexon had 34,183,778 shares of common stock outstanding.

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

In December 2004, Lexon acquired majority control (90%) of Techone Company, Ltd., a Republic of Korea corporation (“Techone”), through an investment of $1,585,000.  Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components.  Lexon’s immediate business focus will, therefore, be the operation of Techone, and the description of business that follows is essentially a description of the business of Techone.

Business

Lexon Technologies, through its subsidiary, Techone Co. Ltd., designs, develops, manufactures, sells and supports precision, high performance, Low Temperature Cofired Ceramic (“LTCC”) components, including foundry services with a patented method for producing LTCC electronic components. The Company offers products that are custom designed for automotive, telecommunications, and semiconductor manufacturers’ unique designs.

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

Most of Techone=s assets were seized and sold at auction effective August 19, 2005 to satisfy certain secured creditors.  Management has negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Techone facilities. The new landlord has leased the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

At this filing date, operations are continuing.  However, the discussions below concerning the Company’s products, sales, manufacturing and other operational items must all be considered prospective and may be subject to delays or outright cancellation.  In that event, the Company may not have operations until such time as another operating business can be acquired.

Products

The Company hopes to offer LTCC products that are custom designed for automotive, telecommunications, and semiconductor manufacturers’ unique designs. The Company intends initially to work on perfecting an LTCC wafer probe card for sale to Yulim and Samsung. A wafer probe card is used in the testing of DRAM chips including DDR, RDRAM, SDRAM and EDRAM, static RAM chips, NOR and NAND flash memory chips, serial data devices, chipsets, microprocessors and microcontrollers.

The Company also intends to test Multi Layer High Frequency (MLHF) ceramic modules; Antenna Switch Modules (ASM) and Front End Modules (FEM) for use by Samsung in cellular telephones. In addition, an LTCC Electronic Control Unit (ECU) for airbag sensors is also planned to undergo testing for Samsung through an independent supplier.

Low Temperature Co-fired Ceramic (LTCC) technology can be defined as a way to produce multilayer circuits by integrating LCR (inductors, capacitors and resistors) to a single board. Each layer consists of a single sheet where LCR’s are embedded. These single sheets have to be laminated together and fired in a one-step process. This process saves time, cost and reduces final dimensions. Another great advantage is that each single layer can be inspected and, in the case of inaccuracy or damage, be replaced before firing, preventing the need to manufacture a whole set of layers.

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

Customers

Techone’s customers have included Yulim, and Samsung Electronics Co. These are makers of semiconductor testing and measurement, and burn-in testing companies. Samsung Electronics Co. also covers a wide variety of electronic, automotive, and telecommunications business sectors.

Manufacturing

Techone has manufactured and hopes to be able to continue manufacturing its products at its facilities in Pyeongtaek, Korea. See Business above.  Techone’s proprietary manufacturing processes include slurry, casting, via hole punching, screen printing, laminating, and firing. The critical steps in this manufacturing process are performed in a clean room environment.

Raw Materials

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

Techone has and hopes to continue to invest considerable time and resources in creating structured processes for undertaking, tracking and completing the its development projects, and plans to implement those developments into new product or technology offerings. If funding is available, the Company expects to continue to allocate significant resources to these efforts and to use automation and information technology to provide additional efficiencies in Techone’s research and development activities.

Techone’s research and development and product engineering activities are directed by Dr. Seung Y. Park, who has been serving as Research Director since December 2004. Prior to joining Techone, he worked as a consultant since 1999. He was a visiting scholar in Department of Applied Chemistry at Keio University, Japan from December 1997 to December 1998. From 1996 to 1998, he was employed in Department of Materials & Science at Chonnam National University. He worked at Solid State Division at Oak Ridge National Laboratory from 1989 to 1995. Dr. Park holds a Ph.D. in Materials Science & Engineering with minor in Physics from Vanderbilt University and a M.S. in Ceramic Engineering from Clemson University.

Sales and Marketing

Techone has sold and intends to continue to sell its products worldwide primarily through its direct sales force. In the planning stages are the implementation of distributor and independent sales representation as world market expansion dictates. As of December 31, 2005, Techone had two professionals devoted directly to sales.  Techone’s marketing staff, located in Pyeongtaek, Korea, plans to work closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to its customers.

The Company also plans to utilize a highly skilled team of engineers that support Techone’s customers as they integrate Techone’s products into their manufacturing processes. Through this process, management believes that the Company will develop a close understanding of product and customer requirements, accelerating its customers’ production ramps.

Environmental Matters

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

In the future, the Company may receive environmental violation notices, and final resolution of the violations identified by these notices could harm its operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s sites, or the imposition of new cleanup requirements also could harm the Company’s operating results.

Competition

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

In addition, the primary competitive factors in the Company’s industry include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

Some of the Company’s competitors are also suppliers of other types of test equipment or other semiconductor equipment, or offer both advanced wafer probe cards and needle probe cards, and may have greater financial and other resources than the Company does. The Company expects that its competitors will enhance their current products and may introduce new products that will be competitive with the LTCC substrates. In addition, new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of the Company’s LTCC substrates.

Intellectual Property

The Company’s success depends in part upon its ability to maintain and protect its proprietary technology and to conduct the Company’s business without infringing the proprietary rights of others. The Company relies on a combination of patents, trade secret laws, trademarks and contractual restrictions on disclosure to protect its intellectual property rights.

As of December 31, 2005, the Company had one issued patent in Korea. Through reciprocating agreements with other governments, a patent from the Republic of Korea is protected in the United Sates and the European Union for a period of 5 years while pending application in those countries. The expiration date of this patent is in 2013. The issued patent cover the Company’s core bonding technology used in the manufacture of the LTCC substrates.

The Company cannot predict whether its current patent applications, or any future patent applications that the Company may file, will result in a patent being issued with the scope of the claims the Company seeks, or at all, or whether any patents that the Company may receive will be challenged or invalidated. Even if additional patents are issued, the Company’s patents might not provide sufficiently broad coverage to protect its proprietary rights or to avoid a third party claim against one or more of its products or technologies.

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

Legal protections afford only limited protection for the Company’s proprietary rights. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Others might independently develop similar or competing technologies or methods or design around the Company’s patents. In the future, the Company might receive claims that it is infringing intellectual property rights of others or that its patents or other intellectual property rights are invalid. The Company has received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to the Company.

It is possible the Company will incur material expenses in defending its intellectual property at issue. Litigation may be necessary to defend against claims of infringement or invalidity, to determine the validity and scope of the Company’s proprietary rights or those of others, to enforce the Company’s intellectual property rights or to protect its trade secrets. If the Company threatens or initiates litigation, the Company may be subject to claims by third parties against which it must defend. Intellectual property litigation, whether or not resolved in the Company’s favor, is expensive and time-consuming and could divert management’s attention from running the Company’s business. If an infringement claim against the Company resulted in an adverse ruling, the Company could be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or obtain a license to the technology. Management cannot predict whether a license agreement would be available, or whether the terms and conditions would be acceptable to the Company. In addition, many of the Company’s customer contracts contain provisions that require the Company to indemnify its customers for third party intellectual property infringement claims, which would increase the cost to the Company of an adverse ruling in such a claim. An adverse determination could also prevent the Company from licensing its technologies and methods to others.

Employees

As of December 31, 2005, the Company had 19 full-time employees. By region, 3 of the Company’s employees were in North America and 16 in South Korea. No employees are currently covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Trends, Risks and Uncertainties

In addition to the disclosure above in the section entitled Business regarding the seizure and auction of Techone’s assets, you should carefully consider the following risk factors as well as the other information in this Annual Report on Form 10-KSB, in evaluating our business. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

* seasonality, principally due to our customers’ purchasing cycles;

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

We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

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

The growth of our business for the foreseeable future depends in large part upon sales of our wafer probe cards to manufacturers of dynamic random access memory, or DRAM, and flash memory devices. The recent downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or for building new 300 mm wafer fabrication facilities. Some manufacturers have delayed, cancelled or postponed previously announced plans to convert to 300 mm wafer fabrication. We believe that the decision to convert to a 300 mm wafer fabrication facility is made by each manufacturer based upon both internal and external factors, such as:

* current and projected chip prices;

* projected price erosion for the manufacturer’s particular chips;

* supply and demand issues;

* overall manufacturing capability within the manufacturer’s target market(s);

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

Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, and might not be successful. Future acquisitions could divert our management’s attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Assuming we are able to continue operations and sales, as part of our sales process we could incur substantial sales and engineering expenses that do not result in revenues, which would harm our operating results.

Our prospective customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. The time that such customers require to evaluate and qualify our products is typically between three and twelve months and sometimes longer. While potential customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically anticipate expending significant resources educating our prospective customers regarding the uses and benefits of our products and developing products customized to the potential customer’s needs, for which we might not be reimbursed. Although we commit substantial resources to our sales efforts, we might never receive any revenues from a customer.

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

Techone leases a manufacturing facility located in Pyeongtaek, Korea, including land, a building and manufacturing equipment.  The lease rate is approximately $18,000 per month and the lease term is one year, ending September 30, 2006, renewable for additional one year terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices of our Common Stock in the over the counter market as reported by a market maker on the NASD'S OTC Bulletin Board (the “OTCBB”) and the National Quotation Bureau’s Pink Sheets for the periods for which this report is being filed.  Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2005	High Bid	Low Bid

Quarter ended 12/31/05	$ 0.12	$ 0.11
Quarter ended 9/30/05	$ 0.16	$ 0.10
Quarter ended 6/30/05	$ 0.18	$ 0.10
Quarter ended 3/31/05	$ 0.27	$ 0.18

Fiscal Year 2004	High Bid	Low Bid

Quarter ended 12/31/04	$ 0.30	$ 0.08
Quarter ended 9/30/04	$ 0.12	$ 0.04
Quarter ended 6/30/04	$ 0.20	$ 0.04
Quarter ended 3/31/04	$ 0.29	$ 0.05

Fiscal Year 2003	High Bid	Low Bid

Quarter ended 12/30/03	$ 0.20	$ 0.05
Quarter ended 9/30/03	$ 0.22	$ 0.18
Quarter ended 6/30/03	$ 0.53	$ 0.22
Quarter ended 3/31/03	$ 0.85	$ 0.11

Trading of our common stock has been limited or sporadic.  The number of our shareholders of record at March 31 2006 was approximately 325.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements

This report may contain “forward-looking” statements.  Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words “anticipate,” “expect,” “may,” “project,” “intend” or similar expressions.

General

Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation (ATechone@), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors.  Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components.  We intend to operate Techone as a majority-owned subsidiary and the business of Techone will be the operating business of the Company going forward. However, most of Techone=s assets were seized and sold at auction effective August 19, 2005 to satisfy certain secured creditors.  Management has negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Techone facilities. The new landlord has agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

Because of the above acquisition, comparisons to the prior year period in which we had no operations may not be useful in determining the results of planned operations going forward.

Results of Operations for the Year Ended December 31, 2005 compared to December 31, 2004

Revenues.  We had minimal revenues of $22,031 for the year ended December 31, 2005 and no revenues for the prior year. We anticipate revenues over the next fiscal year from the operation of Techone, our newly acquired majority owned subsidiary and, at this filing date, operations are continuing.  Effective August 19, 2005, the land, building and approximately half of the manufacturing equipment were sold at auction to satisfy certain secured creditors.  As previously discussed, management has negotiated a lease with the acquirer to continue operations and continue using the facilities.

Operating expenses for the year ended December 31, 2005 were $1,089,538, consisting of $974,134 in selling, general and administrative expenses, $64,129 in research and development, and $51,275 in depreciation and amortization. Operating expenses for the year ended December 31, 2004 were $909,089, consisting primarily of $869,294 for general and administrative expenses, and $35,941 in bad debt expense.

The increase in operating expenses during the year ended December 31, 2005 from 2004 reflects expenses associated with the operation of Techone for the current period. Expenses in 2004 were almost entirely associated with maintenance of minimal office facilities, travel, due diligence and consulting expenses associated with the search for a business opportunity, and legal and accounting expenses related to our public filings.

Operating expenses since inception (July 18, 2001) total $3,608,178.  Our net loss per share for the year ended December 31, 2005 was $0.01, based on a weighted average of 34,183,778 shares outstanding.

Other income for the year ended December 31, 2005 consisted of a gain on the foreclosure of assets of Techone of $1,315,469, and $16,991 in interest income, offset by $713,224 in interest expense,. Other income for the prior year was $1,889, including interest and other income offset by interest expense.

Management expects operating expenses to increase in the next twelve months due to the operation of Techone. Management plans to raise additional funds to continue and sustain operations of Techone through debt or equity financing.

Liquidity and Capital Resources

Our primary source of liquidity has been cash proceeds from the sale of our common stock and convertible debentures.  We anticipate that we will need to raise significant additional capital to fund operations of Techone.  At this date we have no agreements or commitments for long term funding.

At December 31, 2005, we had current assets of $601,655 and current liabilities of $2,460,234 for negative working capital of $1,858,579.  Current assets consisted primarily of cash, receivables, a note receivable from a related party, and proceeds of $364,225 due from the courts related to the foreclosure sale of Techone=s assets.

At December 31, 2005, we had net property and equipment totaling $146,252.  We had other assets of $376,778 in investments, deposits and other assets of $6,425, and goodwill associated with the acquisition of Techone of $1,851,692, for total other assets of $2,234,895.

Current liabilities at December 31, 2005, consisted of accounts payable of $377,929, accounts payable - related parties of $573,595, accrued expenses of $1,352,173, convertible notes payable of $128,575 and notes payable of $27,962. We had no long-term debt at December 31, 2005 due to the foreclosure, and thus had total liabilities of $2,460,234.  We also had contingent liabilities of $460,874, including accrued payables to creditors and accrued wages.

For the year ended December 31, 2005, net cash flows used in operating activities totaled $80,379  compared to net cash flows used in operating activities of $186,249 in the prior year.  Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the year ended December 31, 2005, net cash provided by investing activities totaled $268,407 for cash received on a related party note receivable. For the year ended December 31, 2004, cash flows used by investing activities totaled $1,583,584 primarily for purchase of Techone.

Net cash used in financing activities for the year ended December 31, 2005 consisted of $172,406, including cash paid on notes payable offset by proceeds from notes payable.  In the prior year, cash provided by financing activities totaled $1,758,000 in proceeds from notes payable and the sale of our common stock.

To date, our source of liquidity has been proceeds from the sale of our common stock, and the issuance of convertible notes and promissory notes to finance operations and business activities.  In each year we incurred significant losses which have resulted in an accumulated deficit of $2,962,969 at December 31, 2005, a working capital deficit and limited internal financial resources.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon=s ability to continue as a going concern. Our management hopes to be able to raise additional funds to continue and sustain operations of Techone through debt or equity financing.

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

Name	Age	Position	Dates Served

J. Jehy Lah	60	Chairman of the board	7/01 to present*
Kenneth J. Eaken	53	CEO, President, director	6/02 to present*
Kyu Hong Hwang	60	Director	7/01 to present*

*Mr. Eaken was an officer and director of Lexon prior to its merger with Phacon.  The listed date for his service represents the post-merger entity. Mr. Lah and Mr. Hwang have been directors since the inception of Phacon and continued in that capacity following the merger.

All of our directors will hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.  The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors.  We will reimburse Directors for their expenses associated with attending Directors’ meetings.  However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors’ meetings.

Biographical Information

Set forth below is certain biographical information for each of our Officers and Directors.

J. Jehy Lah is the founder of Phacon Corporation and was elected Chairman and Chief Executive Officer in July, 2001, upon incorporation of the company (2001-present).  Mr. Lah has been in the import/export business for

29 years and served various companies in various capacities, including Vice Chairman of NCR Korea, a joint venture between NCR Corporation (NYSE:NCR) and Dongah Computers Corporation (1989-1992), Chairman and CEO of Dongah Group of Companies (1990-1992), and Chairman and CEO of Novabrite, LLC (1999-present).  Mr. Lah joined Dongah Group of Companies in 1974, and was elected a Board member in 1980 and Vice Chairman in 1989, while managing Dongah’s International operations from his California office (1974-1992).  He also founded East-West Trading Company, an import/export company, in 1974, and has been President and CEO ever since (1974-present).  He began his professional career in 1973 with Korea Trade Promotion Corporation (KOTRA), after serving in the Army for 3 years as the interpreter for Commanding Generals (1970-1973).  Mr. Lah completed pre-medicine at University of Iowa in 1970, studied marketing and management at University of Maryland in 1973, and attended an Executive Program at the School of Business Administration, University of Southern California in 1986.

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

Kyu Hong Hwang is a successful private investor currently engaged in the ownership of Hongha restaurant in Seoul . As a private investor and entrepreneur Mr. Hwang owned Choyung Industrial Corporation representing Polaroid and Alcon in Korea. Mr. Hwang started his business career with Daewoo in the office of planning and coordination. Prior to his military service form 1969-1972, Mr. Hwang received a Law degree from Yunsei University in 1968.

Audit Committee

The Company has not yet established an audit committee.  The board of directors acts as the audit committee.

Code of Ethics

The Company has not adopted a Code of Ethics for its executive officers and employees but is in the process of examining and considering one.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To the best of our knowledge, we believe that under the SEC’s rules for reporting of securities transactions by directors and executive officers, all required reports for its fiscal year ended December 31, 2005 were timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2005, the end of our last completed fiscal year for which this report is being filed):

					Long-	Term	Compensastion
		Annual	Compensation		Awards		Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation	Restricted Stock Awards	Options / SARS	LTIP Payout	All Other Compensation
J. Jehy Lah	2005	$135,000 (1)	$0	$0	$0	$0	$0	$0
Chairman	2004	$135,000 (1)	$0	$0	$0	$0	$0	$0
	2003	$135,000 (1)	$0	$0	$0	$0	$0	$0

Ken Eaken	2005	$125,000 (2)	$0	$0	$0	$0	$0	$0
CEO	2004	$125,000 (2)	$0	$0	$0	$0	$0	$0
	2003	$125,000 (2)	$0	$0	$0	$0	$0	$0

(1) $85,000 is being accrued from 2003 and all salary from 2004 and 2005 is being accrued.

(2) $5,000 paid in 2004, all remaining salary compensation is being accrued.

Bonuses and Deferred Compensation

Accrued compensation in the table above reflects salary accrued but not paid.

Employment Agreements

Ken Eaken signed an employment contract with Lexon in February 2000 which was amended September 2000 upon his appointment as Chief Executive Officer.  The contract was for a term of three years, automatically renewing for additional one year terms subject to thirty days notice of termination.  On completion of the merger with Phacon, Mr. Eaken was the only officer who continued as an employee of the company.  At this filing date, Mr. Eaken’s employment agreement is the only written employment agreement in place, calling for annual compensation of $125,000.

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

None.

Pension Table

Not Applicable.

Other Compensation

None.

Compensation of Directors

The directors are reimbursed for expenses incurred in connection with their service as directors but are not otherwise compensated.

Termination of Employment and Change of Control Arrangement

Ken Eaken’s employment agreement includes a termination provision which calls for 30 days notice of termination and the payment of the balance of his salary for the effective term as a severance.  Otherwise, there are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in the Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiary, or any change in our control, or a change in the person's responsibilities following a change in our control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2006 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name and Address	Number of Shares	% of Class

Common	J. Jehy Lah 8 Corporate Park, #300 Irvine, CA 92606	3,232,000 (1)	9.45%
Common	Kenneth Eaken 12131 Drujon Lane Dallas, TX 75244	2,576,260 (2)	7.54%
Common	Ben Hwang PO Box 17869 Irvine, CA 92623	2,366,250 (3)	6.92%
Common	Kyu Hong Hwang 701 Kwanghwamoon, #145 Jongru-Ku, Seoul, Korea	4,930,000	14.42%
Common	Kyoung Ho Lim #106-530 Apt. Hanbit-876 Binchun-Dong, Pyeongtaek-Shi Gyeonggi-Do, Korea	4,000,000	11.70%

Securities Ownership of Officers and Directors

Title of Class	Name and Address	Number of Shares	% of Class

Common	J. Jehy Lah, Chairman	See above
Common	Kyu Hong Hwang, Director	See above
Common	Kenneth J. Eaken, CEO, President	See above

	Total (3 persons)	10,738,260	31.41%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, during the fiscal years ended December 31, 2005 and 2004, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS.  The following financial statements are included in this report:

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

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $ 25,500 and $33,500, respectively.

  2) Audit-Related Fees. None.

  3) Tax Fees. None.

  4) All Other Fees. None.

  5) Not applicable.

  6) Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 LEXON TECHNOLOGIES, INC.

Date: April 17, 2006

By /S/Kenneth J. Eaken, President, C.E.O. and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

LEXON TECHNOLOGIES, INC.

Date: April 17, 2006

By /S/J. Jehy Lah, Chairman of the Board of Directors

Date: April 17, 2006

By /S/Kenneth J. Eaken, Director

Date: April 17, 2006

By /S/Kyu Hong Hwang, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Lexon Technologies, Inc. and Subsidiaries

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the years ended December 31, 2005 and 2004 and from inception on July 18, 2001 through December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexon Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and from inception on July 18, 2001 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Chisholm Bierwolf & Nilson

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

April 15, 2006

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$ 22,623
Accounts receivable (Note 1)	15,911
Due from related party (Note 4)	21,957
Proceeds of sale due from the courts (Note 3)	364,225
Prepaid expenses and other assets	9,939
Note receivable - related party (Note 6)	167,000
Total Current Assets	601,655

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)	146,252

OTHER ASSETS
Investments, recorded at cost (Note 7)	261,667
Investments, recorded under the equity method (Note 8)	115,111
Goodwill (Note 1)	1,851,692
Deposits and other assets	6,425
Total Other Assets	2,234,895

TOTAL ASSETS	$ 2,982,802

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 377,929
Accounts payable - related parties (Note 4)	573,595
Accrued expenses	1,352,173
Convertible notes payable (Note 12)	128,575
Notes payable (Note 9)	27,962
Total Current Liabilities	2,460,234

CONTINGENT LIABILITIES (Note 5)	460,874

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; authorized 100,000,000
shares; 34,183,778 shares issued and outstanding	34,184
Additional paid-in capital	3,066,839
Other comprehensive income	(76,360)
Deficit accumulated during the development stage	(2,962,969)
Total Stockholders' Equity	61,694

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,982,802

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
			From Inception
			on July 18, 2001
	For the Years Ended		Through
	December 31,		December 31,
	2005	2004	2005

REVENUES	$ 22,031	$ -	$ 22,031

EXPENSES
Research and development	64,129	-	469,129
Selling, general and administrative	974,134	869,294	3,041,077
Bad debt expense	-	35,941	35,941
Depreciation and amortization	51,275	3,854	62,031

Total Expenses	1,089,538	909,089	3,608,178

LOSS FROM OPERATIONS	(1,067,507)	(909,089)	(3,586,147)

OTHER INCOME (EXPENSE)
Interest income	16,991	13,538	39,811
Other income	-	5,000	6,000
Gain (loss) on sale or foreclosure of assets (Note 3)	1,315,469	-	1,314,335
Gain on forgiveness of debt (Note 12)	-	19,872	19,872
Interest expense	(713,224)	(36,521)	(756,840)

Total Other Income (Expense)	619,236	1,889	623,178

NET LOSS	(448,271)	(907,200)	(2,962,969)

OTHER COMPREHENSIVE INCOME (LOSS)

Gain (loss) on foreign currency	(82,678)	1,589	(76,360)

NET COMPREHENSIVE LOSS	$ (530,949)	$ (905,611)	$ (3,039,329)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	34,183,778	22,368,068

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage

Balance, July 18, 2001	-	$ -	$ -	$ -	$ -	$ -

July 2001 - stock issued for
services at $0.001 per share	13,720,000	13,720	-	-	-	-

August 2001 - stock issued for
cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-

October 2001 - stock issued for
technology at $0.25 per share	1,500,000	1,500	373,500	-	-	-

Net loss for the period ended
December 31, 2001	-	-	-	-	-	(522,180)
Balance, December 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)

Receipt of subscription receivable	-	-	-	220,000	-	-

April 2002 - stock issued to acquire
Phacon Corporation (Note 1)	1,648,778	1,649	(641,346)	-	-	-

September 2002 - stock issued for
cash at $0.25 per share	280,000	280	69,720	-	-	-

December 2002 - stock issued for
cash at $0.83 per share	120,000	120	99,880	-	-	-

Net loss for the year ended
December 31, 2002	-	-	-		-	(473,510)
Balance, December 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)

January 2003 - stock issued for
cash at $0.83 per share	240,000	240	199,760	-	-	-

March 2003 - stock issued for
cash at $0.25 per share	840,000	840	209,160	-	-	-

December 2003 - stock issued for
cash at $0.25 per share	60,000	60	14,940	-	-	-

Unrealized foreign exchange gain	-	-	-	-	4,729	-

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(611,808)

Balance, December 31, 2003	20,688,778	$20,689	$ 893,334	$ -	$ 4,729	$(1,607,498)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Continued)
						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage

Balance, December 31, 2003	20,688,778	$20,689	$ 893,334	$ -	$ 4,729	$(1,607,498)

October 2004 - stock issued for
cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-

December 2004 - stock issued for
cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-

December 2004 - stock issued for
services at $0.25 per share	1,000,000	1,000	249,000	-	-	-

December 2004 - stock issued
in lieu of outstanding debt
at $0.10 per share	2,370,000	2,370	234,630	-	-	-

Unrealized foreign exchange gain	-	-	-	-	1,589	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(907,200)

Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)

Unrealized foreign exchange loss	-	-	-	-	(82,678)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(448,271)

Balance, December 31, 2005	34,183,778	$ 34,184	$ 3,066,839	$ -	$ (76,360)	$(2,962,969)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on July 18, 2001
	For the Years Ended		Through
	December 31,		December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (448,271)	$ (907,200)	$ (2,962,969)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Depreciation and amortization	51,275	3,854	62,031
Stock for services	-	250,000	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	35,941	35,941
(Gain) on forgiveness of debt	-	(19,872)	(19,872)
(Gain) on foreclosure of assets	(1,315,469)	-	(1,315,469)
Changes in assets and liabilities (net of acquisition):
Increase in other assets	(24,644)	4,901	(24,644)
Increase in accounts receivable	(15,086)	-	(25,258)
Increase in interest receivable	21,749	(15,457)	-
Change in currency conversion	(82,678)	1,589	(76,360)
Increase (decrease) in accounts payable
and accrued expenses	1,732,745	459,995	2,466,111
Net Cash (Used in) Operating Activities	(80,379)	(186,249)	(1,221,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	-	(13,277)
Cash paid for related party notes receivables	-	-	(235,554)
Cash received from related party notes receivables	268,407	-	310,407
Cash paid for investments	-	(1,588,334)	(1,846,667)
Cash placed into escrow	-	-	(150,000)
Cash received from escrow	-	-	150,000
Cash paid for note receivable	-	-	(200,000)
Note receivable converted in acquistion	-	-	200,000
Cash received in acquisition	-	4,750	39,158
Net Cash (Used in) Investing Activities	268,407	(1,583,584)	(1,745,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	75,575	73,000	148,575
Cash paid on notes payable	(247,981)	(15,000)	(262,981)
Cash received from issuance of common stock	-	1,700,000	2,645,000
Net Cash Provided by Financing Activities	(172,406)	1,758,000	2,990,325

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	15,622	(11,833)	22,623
CASH AND CASH EQUIVALENTS AT BEG OF YEAR	7,001	18,834	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 22,623	$ 7,001	$ 22,623

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
From Inception
on July 18, 2001
	For the Years Ended		Through
	December 31,		December 31,
	2005	2004	2005
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ 717,548	$ -	$ 717,548
Income taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities
Stock issued for technology	$ -	$ -	$ 375,000
Stock issued for services	$ -	$ 250,000	$ 263,720
Stock issued in lieu of debt	$ -	$ 237,000	$ 237,000

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Lexon Technologies, Inc. (Lexon), a wholly-owned subsidiary, Lexon Korea Corporation (Lexon Korea) until the reorganization of Lexon Korea during August 2005 as mentioned below, a wholly-owned subsidiary, Chicago Map Corporation (CMC), until the dissolution of CMC during 2002 as mentioned below, and a majority-owned subsidiary, Techone Company, Ltd. (Techone).  Collectively, they are referred to herein as the ACompany@.  Lexon was incorporated under the laws of the State of Delaware on April 20, 1989 under the name of California Cola Distributing Company, Inc.  The name was later changed to Rexford, Inc. on October 1, 1992.  Effective July 21, 1999, the name of the Company was changed from Rexford, Inc. to Lexon Technologies, Inc.

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

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 18, 2003, the Company incorporated a wholly-owned subsidiary in the Republic of Korea named Lexon Korea Corporation for the purpose of entering into potential business combinations with Korean operating entities.  During August 2005, the Company completed a reorganization of Lexon Korea Corporation, such that the Company became a 10% equity holder in the reorganized company.  This 10% equity holding in Lexon Korea has been reduced to a zero valuation as of December 31, 2005.

Effective December 8, 2004, the Company acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of Korea corporation, through an investment of $1,585,000.  Pursuant to the purchase of Techone by the Company, the Company recorded goodwill of $1,851,692.  Techone is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components.  The Company intends to operate Techone as a majority-owned subsidiary and the business of Techone will be the operating business of the Company going forward.  However, most of Techone’s assets were seized and sold at auction effective August 19, 2005 to satisfy certain secured creditors.  This transfer of assets resulted in a gain on foreclosure of assets totaling $1,315,469 for the year ended December 31, 2005 (which represents the book value of the debt paid, less the book value of the assets seized).  A total of $364,225 of the cash proceeds is still due the Company at December 31, 2005, which is expected to be received during 2006.  Management has negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Techone facilities.

b.  Accounting Methods

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

d.  Principles of Consolidation

The consolidated financial statements include the accounts of Lexon Technologies, Inc., its wholly-owned subsidiary, Lexon Korea Corporation (through August 2005 - the time of reorganization), its wholly-owned subsidiary, Chicago Map Corporation (up until the date of its dissolution), and its majority-owned subsidiary, Techone Company, Ltd.  All material intercompany accounts and transactions have been eliminated in the consolidation.

e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period.  In these financial statements, assets, liabilities and expenses involve extensive reliance on management=s estimates.  Actual results could differ from those estimates.

f.  Basic (Loss) Per Share

The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.  Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is antidilutive for the periods presented.

	December 31,
	2005	2004

Numerator - (loss)	$ (448,271)	$ (907,200)

Denominator - weighted average number of shares outstanding	34,183,778	22,368,068

Loss per share	$ (0.01)	$ (0.04)

g.  Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2005.

h.  Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred.  As such, the Company recognizes revenues for its products generally when the product is shipped and title passes to the buyer.  There are no multi-deliverables or product warranties requiring accounting recognition.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

i.  Property and Equipment

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

Depreciation expense for the years ended December 31, 2005 and 2004 was $50,522 and $3,854, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2005, no impairments were recognized.

j.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $3,475,000 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2021.  No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2005:

Deferred tax asset:

NOL carryforward	$ 1,320,500
Valuation allowances	(1,320,500)

Total	$ -

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

k.  Functional Currency & Foreign Currency Translation

For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency.  In accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year.  The resultant cumulative translation adjustments to the assets and liabilities are recorded as other comprehensive income (loss) as a separate component of stockholders’ equity.  Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).  Such amounts are immaterial for all years presented.

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

l.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 issued in June 2001, goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment.

m.  Newly Adopted Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after December 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company adopted this new standard during the fourth fiscal quarter of 2005, but had no share-based employee compensation during the year ended December 31, 2005.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

m.  Newly Adopted Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement became effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets . This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement became effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 -

GOING CONCERN

The Company=s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,962,969 at December 31, 2005, a working capital deficit of approximately $1,850,000, and limited internal financial resources.  These factors combined, raise substantial doubt about the Company=s ability to continue as a going concern.  The Company was able to raise an additional $1,700,000 through the issuance of common stock during the year ended December 31, 2004 which was used primarily for the acquisition of Techone.  As discussed in Notes 9 and 15, the majority of Techone’s assets were seized and sold at auction on effective August 19, 2005 to satisfy certain secured creditors.  This transfer of assets resulted in a gain on foreclosure of assets totaling $1,315,469 for the year ended December 31, 2005 (which represents the book value of the debt paid, less the book value of the assets seized).  Management negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Techone facilities.  The new landlord has agreed to lease the building, land, and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.

NOTE 3 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005:

Machinery and equipment	$ 182,209
Automobiles	55,910
Computer equipment	8,990
Office and other equipment	95,546
Accumulated depreciation	(196,403)

Total property and equipment	$ 146,252

On June 21, 2005, in the District Administrative Court in Pyeongtaek, Korea, certain fixed assets of Techone were auctioned to the highest bidder to satisfy the interest of the secured creditors.  The result of the auction was the transfer of the assets to an unrelated party for the sum of 3,751,345,451 Korean won.  Per the relevant auction requirements, the buyer paid a 20% deposit with the balance amount paid on July 21, 2005.  The proceeds of the auction have been distributed by the court to satisfy the secured creditors and as many unsecured creditors as possible, with a remaining amount owed to the Company by the court of $364,225 at December 31, 2005.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 3 -

PROPERTY AND EQUIPMENT (Continued)

This transfer of assets resulted in a gain on foreclosure of assets totaling $1,315,469 (which represents the book value of the debt paid, less the book value of the assets seized). Management has negotiated with the acquirer for a lease arrangement to allow the Company to continue operations and use the Techone facilities. The new landlord has agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

NOTE 4 -

RELATED PARTY TRANSACTIONS

The Company has loaned $7,769 to a company which shares a common officer.  The amount is non-interest bearing and payable upon demand. The Company has also loaned an additional $18,000 to certain officers and employees of the Company.  These amounts are also non-interest bearing and payable upon demand.  Management of the Company has recorded an allowance for bad debts against the full amount of these loans as of December 31, 2005, since collection is currently uncertain.

As part of the asset foreclosure during August 2005 of Techone, a total of $21,957 of the cash proceeds from the auction went to a related company in the Republic of Korea.  Techone is now pursuing collection of this amount from this related company.  Management believes that the amount will be collected in the next few months.  The amount is non-interest bearing and unsecured.

The Company also has been advanced funds totaling $573,595 at December 31, 2005 from certain officers of the Company and other related individuals which funds have been used for operating costs.  These amounts are non-interest bearing and payable on demand.

NOTE 5 -

COMMITMENTS AND CONTINGENCIES

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

Accrued payables to various creditors	$ 274,610
Accrued wages	186,264

Total	$ 460,874

The Company has also entered into an employment agreement with its President for annual compensation of $125,000.  In addition, the Company has agreed, pursuant to a Board resolution, to pay a separate officer annual compensation of $135,000 and an employee $85,000 per year.  The majority of these amounts have been accrued by the Company beginning July 1, 2002 and will be paid once the Company has adequate cash.  Total accrued wages as of December 31, 2005 was $1,285,058.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 6 -

NOTE RECEIVABLE - RELATED PARTY

During the year ended December 31, 2003, the Company loaned $167,000 to a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) pursuant to a debenture agreement.  The note receivable matured on June 30, 2004, is past due at December 31, 2005, but was collected in full during early 2006.

NOTE 7 -

INVESTMENTS RECORDED AT COST

Effective April 2, 2003, Lexon Korea invested a total of $250,000 for an initial approximate three percent (3%) ownership (30,000 shares) in a Republic of Korea entity called Nano Plasma Center Company, Ltd.  The investment has been recorded at the Company=s initial cost of $250,000.

During 2003 and 2004, Lexon Korea invested a total of $11,667 for an initial approximate three percent (3%) ownership (20,000 shares) in a separate Republic of Korea entity called G2K.  The investment has been recorded at the Company=s initial cost of $11,667.

NOTE 8 -

INVESTMENT RECORDED UNDER THE EQUITY METHOD

During 2003, Techone invested a total of $125,967 into a Korean company called Mirae Sojae Company, and acquired a total of 30,000 shares of common stock, representing a 10% interest.  The investment is being recorded under the equity method of accounting under which the Company’s share of the net income (loss) will be recognized as income (loss) in the Company’s statement of operations and added (deducted) to the investment account.  Any distributions received are deducted from the investment account.  During 2003 and prior to the Company’s acquisition of Techone during December 2004, Techone had recorded a loss on this investment of $10,856 representing the Company’s share of the 2003 and 2004 loss for Mirae Sojae Company, reducing the investment to $115,111.  The Company has recorded the investment at this acquired value of $115,111 at December 31, 2005.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 9 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005:

Notes payable for two automobiles, principal and interest due monthly at rates of 8.20% to 10.0%, mature from May 2004 to August 2005, secured by the vehicles.	$ 2,962

Note payable to an individual, interest at 7.5% per annum, due December 31, 2004, currently in default, unsecured.	20,000

Note payable to an individual, interest at 7.5% per annum, due on demand, unsecured.	5,000

Total Notes Payable	27,962
Less: Current Portion	(27,962)

Long-Term Notes Payable	$ -

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2006	$ 27,962
2007	-
2008	-
2009	-
2010	-
2011 and thereafter	-

Total	$ 27,962

NOTE 10 -

2000 NON-QUALIFIED STOCK OPTION PLAN

On September 14, 2000, the Company adopted a 2000 Non-Qualified Stock Option Plan (the APlan@) under which options to acquire stock of the Company may be granted from time to time to employees and consultants of the Company or its subsidiaries.  Under the Plan, a total of 250,000 (post-split) shares of common stock may be subject to, or issued pursuant to, options granted under the terms of the Plan.  The exercise price of each option issued under the Plan shall be determined by the Board of Directors on the date of grant.  The Board also determines the term, restrictions on vesting and exercise dates although the term cannot exceed 5 years.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 11 - OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130").  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners.  The cumulative effect of foreign currency translation adjustments from South Korean Won to U.S. dollars, which is included in other comprehensive income in the stockholders’ equity section, consisted of the following:

	December 31,
	2005	2004

Balance, beginning of year	$ 6,318	$ 4,729

Effect of currency exchange rate changes	(82,678)	1,589

Balance, end of year	$ (76,360)	$ 6,318

NOTE 12 -

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

Also during the year ended December 31, 2003, the Company received $30,000 from an unrelated party pursuant to a convertible debenture agreement.  The note bears interest at 7.5% per annum, matured on September 9, 2004, and is currently considered past due.  The note is convertible into 30,000 shares of the Company=s common stock at $1.00 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Total interest payable on this note totaled $5,087 as of December 31, 2005.

During the years ended December 31, 2004 and 2005, the Company received $28,000 and $28,960, respectively, from an unrelated party pursuant to convertible debenture agreements.  The notes bear interest at 7.5% per annum, and matured on October 30, 2005.  The notes are convertible into 227,840 shares of the Company=s common stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Total interest payable on these note totaled $4,313 as of December 31, 2005.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 12 -

CONVERTIBLE NOTES PAYABLE (Continued)

During the year ended December 31, 2005, the Company received $41,615 from an unrelated party pursuant to a convertible debenture agreement.  The note bears interest at 7.5% per annum, and matures on April 25, 2006.  The note is convertible into 166,460 shares of the Company=s common stock at $0.25 per share at any time upon the election of the Company and/or the holder, up until the maturity date. Total interest payable on this note totaled $2,200 as of December 31, 2005.

NOTE 13 -

STOCK TRANSACTIONS

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

On November 10, 2004, the Company issued 2,370,000 shares of common stock in lieu of outstanding debt totaling $237,000 as described in Note 12.

NOTE 14 -

FINANCIAL INSTRUMENTS

The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2005.  The Company has no investments in derivative financial instruments.