Form 10QSB
period 2006-03-31
LEXON TECHNOLOGIES INC
filed 2006-05-19
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  March 31, 2006

Commission File Number:   0-24721

LEXON TECHNOLOGIES, INC.

(Exact name of registrant as specified in charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8 Corporate Park, Suite 300, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  (949)752-7700

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2006, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore may not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ 14,071	$ 22,623
Accounts receivable	16,543	15,911
Due from related party	25,209	21,957
Proceeds of sale due from the courts	364,225	364,225
Prepaid expenses and other assets	23,708	9,939
Note receivable - related party	-	167,000

Total Current Assets	443,756	601,655

PROPERTY AND EQUIPMENT, net	123,104	146,252

OTHER ASSETS

Investments, recorded at cost	11,667	261,667
Investments, recorded under the equity method	115,111	115,111
Goodwill	1,851,692	1,851,692
Deposits and other assets	109,085	6,425

Total Other Assets	2,087,555	2,234,895

TOTAL ASSETS	$ 2,654,415	$ 2,982,802

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$ 408,416	$ 377,929
Accounts payable - related parties	469,377	573,595
Accrued expenses	1,431,872	1,352,173
Convertible notes payable	128,575	128,575
Notes payable	27,740	27,962

Total Current Liabilities	2,465,980	2,460,234

CONTINGENT LIABILITIES	460,874	460,874

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001 per share; authorized 100,000,000
shares; 34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Other comprehensive income (loss)	(95,053)	(76,360)
Deficit accumulated during the development stage	(3,278,409)	(2,962,969)

Total Stockholders' Equity (Deficit)	(272,439)	61,694

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 2,654,415	$ 2,982,802

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
			on July 18, 2001
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

REVENUES	$ -	$ -	$ 22,031

EXPENSES
Research and development	12,794	24,436	481,923
Selling, general and administrative	277,093	309,577	3,318,170
Bad debt expense	-	5,388	35,941
Depreciation and amortization	12,653	71,890	74,684

Total Expenses	302,540	411,291	3,910,718

LOSS FROM OPERATIONS	(302,540)	(411,291)	(3,888,687)

OTHER INCOME (EXPENSE)
Interest income	19	3,659	39,830
Other income	-	-	6,000
Loss on sale of assets	(10,079)	-	1,304,256
Gain on forgiveness of debt	-	-	19,872
Interest expense	(2,840)	(33,623)	(759,680)
Total Other Income (Expense)	(12,900)	(29,964)	610,278

NET LOSS	(315,440)	(441,255)	(3,278,409)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign currency	(18,693)	(69,075)	(95,053)

NET COMPREHENSIVE LOSS	$ (334,133)	$ (510,330)	$ (3,373,462)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)			From Inception
			on July 18, 2001
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (315,440)	$ (441,255)	$ (3,278,409)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Depreciation and amortization	12,653	71,890	74,684
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	5,388	35,941
(Gain) on forgiveness of debt	-	-	(19,872)
(Gain) loss on foreclosure/disposition of assets	10,079		(1,305,390)
Changes in assets and liabilities (net of acquisition):
Decrease in other assets	(106,612)	(10,442)	(131,256)
(Increase) decrease in accounts receivable
and accounts receivable, related	(3,884)	(5,105)	(29,142)
Increase in prepaid expenses	(9,817)	(5,318)	(9,817)
Increase in interest receivable	-	(4,103)	-
Change in currency conversion	(18,693)	(69,075)	(95,053)
Increase in accounts payable and
accrued expenses	6,384	398,690	2,472,495
Net Cash (Used in) Operating Activities	(425,330)	(59,330)	(1,647,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	-	(13,277)
Cash paid for related party notes receivables	-	-	(235,554)
Cash received from related party notes receivables	167,000	268,407	477,407
Cash paid for investments	-	-	(1,846,667)
Cash received from investments	250,000	-	250,000
Cash placed into escrow	-	-	(150,000)
Cash received from escrow	-	-	150,000
Cash paid for note receivable	-	-	(200,000)
Note receivable converted in acquistion	-	-	200,000
Cash received in acquisition	-	-	39,158
Net Cash Provided by (Used in)
Investing Activities	417,000	268,407	(1,328,933)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)			From Inception on
			July 18, 2001
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	-	40,575	148,575
Cash paid on notes payable	(222)	(233,889)	(263,203)
Cash received from issuance of common stock	-	-	2,645,000

Net Cash Provided by (Used in)
Financing Activities	(222)	(193,314)	2,990,103

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(8,552)	15,763	14,071

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD	22,623	7,001	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 14,071	$ 22,764	$ 14,071

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$ 2,840	$ -	$ 720,388
Income taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities

Stock issued for technology	$ -	$ -	$ 375,000
Stock issued for services	$ -	$ -	$ 263,720
Stock issued in lieu of debt	$ -	$ -	$ 237,000
Property and equipment acquired with debt	$ -	$ 545,607	$ 545,607

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2006 and December 31, 2005

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -

LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months ended March 31, 2006 and 2005:

	For the
	Three Months Ended
	March 31,
	2005	2004
Net (loss) available to common shareholders	$ (315,440)	$ (441,255)

Weighted average shares	34,183,778	34,183,778

Basic loss per share (based on weighted average shares)	$ (0.01)	$ (0.01)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2006 and December 31, 2005

NOTE 3 -

GOING CONCERN

The Company=s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,278,409 at March 31, 2006, a working capital deficit of approximately $2,022,000, and limited internal financial resources.  These factors combined, raise substantial doubt about the Company=s ability to continue as a going concern.

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

NOTE 4 -

MATERIAL EVENTS

During the three months ended March 31, 2006, the Company’s $250,000 investment in a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) was liquidated and the entire $250,000 was received in cash.  In addition, a note receivable of $167,000 owed to the Company from NPC was also received in full during the three months ended March 31, 2006.

During February, 2006, Techone Company, Ltd., a majority-owned subsidiary of the Company, changed its name to Lexon Semiconductor Corporation.

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

General

Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of Korea corporation (“Techone”), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors.  During February, 2006, we changed the name of Techone to Lexon Semiconductor Corporation (“Lexon Semi”).  Lexon Semi is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components.  We now operate Lexon Semi as a majority-owned subsidiary and the business of Lexon Semi is the operating business of the Company. However, most of Lexon Semi’s assets were seized and sold at auction effective August 19, 2005 to satisfy certain secured creditors.  Management has negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Lexon Semi facilities. The new landlord has agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).

Results of Operations for the Three Months Ended March 31, 2006 compared to March 31, 2005

Revenues.  We had no revenues for the three months ended March 31, 2006 and no revenues for the prior year period. We anticipate revenues over the next fiscal year from the operation of Lexon Semi and, at this filing date, operations are continuing.  Effective August 19, 2005, the land, building and approximately half of the manufacturing equipment were sold at auction to satisfy certain secured creditors.  As previously discussed, management has negotiated a lease with the acquirer to continue operations and continue using the facilities.

Operating expenses for the three months ended March 31, 2006 were $302,540, consisting of $277,093 in selling, general and administrative expenses, $12,794 in research and development, and $12,653 in depreciation and amortization.  Operating expenses for the prior year period were $411,291, consisting of $309,577 for selling, general and administrative expenses, $24,436 in research and development, $71,890 in depreciation and amortization, and $5,388 in bad debt expense.  The decrease in operating expenses for the current period is due to our efforts to reduce expenses because resources have not been available.  We anticipate that expenses will increase if we can obtain necessary funding.  We plan to raise additional funds to continue and sustain operations of Lexon Semi through debt or equity financing.

Operating expenses since inception (July 18, 2001) total $3,910,718.  Our net loss per share for the three months ended March 31, 2006 was $0.01, based on a weighted average of 34,183,778 shares outstanding.

Other expense for the three months ended March 31, 2006 consisted of $2,840 in interest expense, a loss of $10,079 on the sale of assets, and $19 in interest income. Other expense for the prior year period totaled $29,964, including interest income offset by interest expense.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash proceeds from the sale of our common stock and proceeds from notes payable.  However, during the three months ended March 31, 2006, our $250,000 investment in a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) was liquidated and we received the entire $250,000 in cash.  In addition, a note receivable of $167,000 owed to us from NPC was also paid in full during the three months ended March 31, 2006.  However, we anticipate that we will need to raise significant additional capital to fund operations of Lexon Semi.  At this date we have no agreements or commitments for long term funding.

At March 31, 2006, we had current assets of $443,756 and current liabilities of $2,465,980 for negative working capital of $2,022,224.  Current assets consisted primarily of cash, receivables, a note receivable from a related party, interest receivable, and additional proceeds of $364,225 from the courts related to the foreclosure sale of Lexon Semi’s assets.

At March 31, 2006, we had property and equipment, net totaling $123,104.  We had other assets of $126,778 in investments, deposits and other assets of $109,085, and goodwill associated with the acquisition of Lexon Semi of $1,851,692, for total assets of $2,654,415.

Current liabilities at March 31, 2006, consisted of accounts payable of $408,416, accounts payable - related parties of $469,377, accrued expenses of $1,431,872, convertible notes payable of $128,575 and notes payable of $27,740. We also had contingent liabilities of $460,874, including accrued payables to creditors and accrued wages.

For the three months ended March 31, 2006, net cash flows used in operating activities totaled $425,330 compared to net cash flows used in operating activities of $59,330 in the prior year period.  Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the three months ended March 31, 2006, net cash provided by investing activities totaled $417,000 for cash received on a related party note receivable, and cash received from investments, as detailed above. For the prior year period, net cash provide by investing activities totaled $268,407 for cash received from related party notes receivable.

Net cash used in financing activities for the three months ended March 31, 2006 consisted of $222 cash paid on notes payable.  In the prior year period, cash used by financing activities totaled $193,314 in cash paid on notes payable offset by proceeds from notes payable.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities.  In each year we incurred significant losses which have resulted in an accumulated deficit of 3,278,409 at March 31, 2006, a working capital deficit and limited internal financial resources.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to raise additional funds to continue and sustain operations of Lexon Semi through debt or equity financing.

We estimate that approximately $1,000,000 will be needed to accomplish these tasks, to continue development and production activities and deploy a new and invigorated sales and marketing effort.  We hope to obtain such financing before the end of the fiscal year but no commitments have been received to date. If we are successful, we also intend to seek additional longer term capital to continue to develop the business and also to pursue acquisitions of other synergistic operating companies in order to develop profitable operations.  If we are not successful in obtaining both short and long term financing, we may have to suspend or cease operations.

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

None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

During February, 2006, we changed the name of Techone Company, Ltd., our majority-owned subsidiary, to Lexon Semiconductor Corporation.

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

LEXON TECHNOLOGIES, INC.

Date: May 19, 2006

/S/Kenneth J. Eaken, CEO

Principal Executive and Financial Officer