Form 10QSB
period 2006-06-30
LEXON TECHNOLOGIES INC
filed 2006-08-21
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2006

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

As of June 30, 2006, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
ASSETS	June 30,	December 31,
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$ 13,898	$ 22,623
Accounts receivable	16,943	15,911
Due from related party	23,381	21,957
Proceeds of sale due from the courts	339,520	364,225
Prepaid expenses and other assets	12,078	9,939
Note receivable - related party	-	167,000
Total Current Assets	405,820	601,655

PROPERTY AND EQUIPMENT, net	95,900	146,252

OTHER ASSETS
Investments, recorded at cost	11,667	261,667
Investments, recorded under the equity method	115,111	115,111
Goodwill	1,851,692	1,851,692
Deposits and other assets	111,300	6,425
Total Other Assets	2,089,770	2,234,895
TOTAL ASSETS	$ 2,591,490	$ 2,982,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 521,860	$ 377,929
Accounts payable - related parties	498,139	573,595
Accrued expenses	1,527,149	1,352,173
Convertible notes payable	128,575	128,575
Notes payable	27,806	27,962
Total Current Liabilities	2,703,529	2,460,234

CONTINGENT LIABILITIES	460,874	460,874

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001 per share; authorized	34,184	34,184
100,000,000 shares; 34,183,778 shares issued and outstanding
Additional paid-in capital	3,066,839	3,066,839
Other comprehensive income (loss)	(112,813)	(76,360)
Deficit accumulated during the development stage	(3,561,123)	(2,962,969)
Total Stockholders' Equity (Deficit)	(572,913)	61,694
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,591,490	$ 2,982,802

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					on July 18, 2001
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUES	$ -	$ -	$ -	$ -	$ 22,031

EXPENSES
Research and development	9,729	-	22,523	24,192	491,652
Selling, general and administrative	250,388	207,263	527,481	517,137	3,568,558
Bad debt expense	-	-	-	5,335	35,941
Depreciation and amortization	12,979	70,292	25,632	142,182	87,663
Total Expenses	273,096	277,555	575,636	688,846	4,183,814
LOSS FROM OPERATIONS	(273,096)	(277,555)	(575,636)	(688,846)	(4,161,783)

OTHER INCOME (EXPENSE)
Interest income	695	3,586	714	7,245	40,525
Other income	-	-	-	-	6,000
Loss on sale of assets	(7,441)	-	(17,520)	-	1,296,815
Gain on forgiveness of debt	-	-	-	-	19,872
Interest expense	(2,872)	(33,554)	(5,712)	(67,177)	(762,552)
Total Other Income (Expense)	(9,618)	(29,968)	(22,518)	(59,932)	600,660
NET LOSS	(282,714)	(307,523)	(598,154)	(748,778)	(3,561,123)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign currency	(17,760)	43,711	(36,453)	(25,364)	(112,813)

NET COMPREHENSIVE LOSS	$(300,474)	$(263,812)	$(634,607)	$(774,142)	$ (3,673,936)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,183,778	34,183,778	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)			From Inception
			on July 18, 2001
	For the Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (598,154)	$ (748,778)	$ (3,561,123)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Depreciation and amortization	25,632	142,182	87,663
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	5,335	35,941
(Gain) on forgiveness of debt	-	-	(19,872)
(Gain) loss on foreclosure/disposition of assets	17,520	-	(1,297,949)
Changes in assets and liabilities (net of acquisition):
(Increase) decrease in other assets	(104,875)	6,316	(129,519)
(Increase) decrease in accounts receivable	22,249	(4,510)	(3,009)
and accounts receivable, related
(Increase) decrease in prepaid expenses	(2,139)	1,022	(2,139)
Increase in interest receivable	-	(7,251)
Increase in inventory	-	(16,203)
Change in currency conversion	(36,453)	(25,364)	(112,813)
Increase in accounts payable and accrued expenses	256,887	532,040	2,722,998
Net Cash (Used in) Operating Activities	(419,333)	(115,211)	(1,641,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(9,134)	-	(22,411)
Cash proceeds received on sale of property and equipment	2,898	-	2,898
Cash paid for related party notes receivables	-	-	(235,554)
Cash received from related party notes receivables	167,000	268,407	477,407
Cash paid for investments	-	-	(1,846,667)
Cash received from investments	250,000	-	250,000
Cash placed into escrow	-	-	(150,000)
Cash received from escrow	-	-	150,000
Cash paid for note receivable	-	-	(200,000)
Note receivable converted in acquistion	-	-	200,000
Cash received in acquisition	-	-	39,158
Net Cash Provided by (Used in) Investing Activities	410,764	268,407	(1,335,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	-	75,575	148,575
Cash paid on notes payable	(156)	(233,889)	(263,137)
Cash received from issuance of common stock	-	-	2,645,000
Net Cash Provided by (Used in) Financing Activities	$ (156)	$ (158,314)	$ 2,990,169

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
From Inception
on July 18, 2001
	For the Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (8,725)	$ (5,118)	$ 13,898

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD	22,623	7,001	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 13,898	$ 1,883	$ 13,898

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$ 5,712	$ -	$ 723,260
Income taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities

Stock issued for technology	$ -	$ -	$ 375,000
Stock issued for services	$ -	$ -	$ 263,720
Stock issued in lieu of debt	$ -	$ -	$ 237,000
Property and equipment acquired with debt	$ -	$ 545,607	$ 545,607

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB.  Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -

LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2006 and 2005:

	For the
	Three Months Ended
	June 30,
	2006	2005
Net (loss) available to common shareholders	$ (282,714)	$ (307,523)

Weighted average shares	34,183,778	34,183,778

Basic loss per share (based on weighted average shares)	$ (0.01)	$ (0.01)

	For the
	Six Months Ended
	June 30,
	2006	2005
Net (loss) available to common shareholders	$ (598,154)	$ (748,778)

Weighted average shares	34,183,778	34,183,778

Basic loss per share (based on weighted average shares)	$ (0.02)	$ (0.02)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 3 -

GOING CONCERN

The Company=s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,561,123 at June 30, 2006, a working capital deficit of approximately $2,298,000, and limited internal financial resources.  These factors combined, raise substantial doubt about the Company=s ability to continue as a going concern.

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

NOTE 4 -

MATERIAL EVENTS

During the six months ended June 30, 2006, the Company’s $250,000 investment in a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) was liquidated and the entire $250,000 was received in cash.  In addition, a note receivable of $167,000 owed to the Company from NPC was also received in full during the six months ended June 30, 2006.

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

Results of Operations for the Six Months Ended June 30, 2006 compared to June 30, 2005

Revenues.  We had no revenues for the six months ended June 30, 2006 and no revenues for the prior year period. We anticipate revenues over the next fiscal year from the operation of Lexon Semi and, at this filing date, operations are continuing.  Effective August 19, 2005, the land, building and approximately half of the manufacturing equipment were sold at auction to satisfy certain secured creditors.  As previously discussed, management has negotiated a lease with the acquirer to continue operations and continue using the facilities.

Operating expenses for the six months ended June 30, 2006 were $575,636, consisting of $527,481 in selling, general and administrative expenses, $22,523 in research and development, and $25,632 in depreciation and amortization.  Operating expenses for the prior year period were $688,846, consisting of $517,137 for selling, general and administrative expenses, $24,192 in research and development, $142,182 in depreciation and amortization, and $5,335 in bad debt expense.  The decrease in operating expenses for the current period is due to our efforts to reduce expenses because resources have not been available.  We anticipate that expenses will increase if we can obtain necessary funding.  We plan to raise additional funds to continue and sustain operations of Lexon Semi through debt or equity financing.

Operating expenses since inception (July 18, 2001) total $4,183,814.  Our net loss per share for the six months ended June 30, 2006 was $0.02, based on a weighted average of 34,183,778 shares outstanding.

Other expense for the six months ended June 30, 2006 consisted of $5,712 in interest expense, a loss of $17,520 on the sale of assets, and $714 in interest income. Other expense for the prior year period totaled $59,932, including interest income offset by interest expense.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash proceeds from the sale of our common stock and proceeds from notes payable.  However, during the six months ended June 30, 2006, our $250,000 investment in a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) was liquidated and we received the entire $250,000 in cash.  In addition, a note receivable of $167,000 owed to us from NPC was also paid in full during the six months ended June 30, 2006.  However, we anticipate that we will need to raise significant additional capital to fund operations of Lexon Semi.  At this date we have no agreements or commitments for long term funding.

At June 30, 2006, we had current assets of $405,820 and current liabilities of $2,703,529 for negative working capital of $2,297,709.  Current assets consisted primarily of cash, receivables, a note receivable from a related party, interest receivable, and additional proceeds of $339,520 from the courts related to the foreclosure sale of Lexon Semi’s assets.

At June 30, 2006, we had property and equipment, net totaling $95,900.  We had other assets of $126,778 in investments, deposits and other assets of $111,300, and goodwill associated with the acquisition of Lexon Semi of $1,851,692, for total other assets of $2,089,770.

Current liabilities at June 30, 2006, consisted of accounts payable of $521,860, accounts payable - related parties of $498,139, accrued expenses of $1,527,149, convertible notes payable of $128,575 and notes payable of $27,806. We also had contingent liabilities of $460,874, including accrued payables to creditors and accrued wages.

For the six months ended June 30, 2006, net cash flows used in operating activities totaled $419,333 compared to net cash flows used in operating activities of $115,211 in the prior year period.  Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the six months ended June 30, 2006, net cash provided by investing activities totaled $410,764 for cash received on a related party note receivable, and cash received from investments, as detailed above, plus cash proceeds received on the sale of property and equipment offset by cash paid for property and equipment. For the prior year period, net cash provide by investing activities totaled $268,407 for cash received from related party notes receivable.

Net cash used in financing activities for the six months ended June 30, 2006 consisted of $156 cash paid on notes payable.  In the prior year period, cash used by financing activities totaled $158,314 in cash paid on notes payable offset by proceeds from notes payable.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities.  In each year we incurred significant losses which have resulted in an accumulated deficit of $3,561,123 at June 30, 2006, a working capital deficit and limited internal financial resources.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to raise additional funds to continue and sustain operations of Lexon Semi through debt or equity financing.

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

No matters were submitted to the shareholders during the quarter ended June 30, 2006.

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

LEXON TECHNOLOGIES, INC.

Date: August 21, 2006

/S/Kenneth J. Eaken, CEO

Principal Executive and Financial Officer