Form 10QSB
period 2006-09-30
LEXON TECHNOLOGIES INC
filed 2006-12-18
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2006

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

As of September 30, 2006, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
ASSETS	September 30,	December 31,
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$ 12,132	$ 22,623
Accounts receivable	-	15,911
Due from related parties	93,560	21,957
Proceeds of sale due from the courts	106,490	364,225
Prepaid expenses and other assets	7,094	9,939
Note receivable - related party	-	167,000
Total Current Assets	219,276	601,655

PROPERTY AND EQUIPMENT, net	82,297	146,252

OTHER ASSETS
Investments, recorded at cost	11,667	261,667
Investments, recorded under the equity method	115,111	115,111
Goodwill	-	1,851,692
Deposits and other assets	111,345	6,425
Total Other Assets	238,123	2,234,895
TOTAL ASSETS	$ 539,696	$ 2,982,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 503,549	$ 377,929
Accounts payable - related parties	397,597	573,595
Accrued expenses	1,595,274	1,352,173
Convertible notes payable	128,575	128,575
Notes payable	27,813	27,962
Total Current Liabilities	2,652,808	2,460,234

CONTINGENT LIABILITIES	460,874	460,874

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share; authorized	34,184	34,184
100,000,000 shares; 34,183,778 shares issued and outstanding
Additional paid-in capital	3,066,839	3,066,839
Other comprehensive income (loss)	(97,133)	(76,360)
Deficit accumulated during the development stage	(5,577,876)	(2,962,969)
Total Stockholders’ Equity (Deficit)	(2,573,986)	61,694
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 539,696	$ 2,982,802

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					on July 18, 2001
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

REVENUES	$ -	$ 16,082	$ -	$ 16,082	$ 22,031

EXPENSES
Research and development	3,400	40,765	25,923	64,957	495,052
Selling, general and administrative	129,448	278,849	656,929	795,986	3,698,006
Bad debt expense	16,440	-	16,440	5,335	52,381
Depreciation and amortization	12,854	62,441	38,486	204,623	100,517
Total Expenses	162,142	382,055	737,778	1,070,901	4,345,956
LOSS FROM OPERATIONS	(162,142)	(365,973)	(737,778)	(1,054,819)	(4,323,925)

OTHER INCOME (EXPENSE)
Interest income	1	20,310	715	27,555	40,526
Other income	-	-	-	-	6,000
Gain (loss) on sale or foreclosure of assets	(17)	894,875	(17,537)	894,875	1,296,798
Impairment of goodwill	(1,851,692)	-	(1,851,692)	-	(1,851,692)
Gain on forgiveness of debt	-	-	-	-	19,872
Interest expense	(2,903)	(646,047)	(8,615)	(713,224)	(765,455)
Total Other Income (Expense)	(1,854,611)	269,138	(1,877,129)	209,206	(1,253,951)
NET LOSS	(2,016,753)	(96,835)	(2,614,907)	(845,613)	(5,577,876)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign currency	15,680	(51,374)	(20,773)	(76,738)	(97,133)

NET COMPREHENSIVE LOSS	$ (2,001,073)	$ (148,209)	$(2,635,680)	$ (922,351)	$ (5,675,009)

BASIC LOSS PER SHARE	$ (0.06)	$ (0.00)	$ (0.08)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,183,778	34,183,778	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)			From Inception
			on July 18, 2001
	For the Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,614,907)	$ (845,613)	$ (5,577,876)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Depreciation and amortization	37,645	204,623	99,676
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	16,440	5,335	52,381
(Gain) on forgiveness of debt	-	-	(19,872)
Impairment of goodwill	1,851,692	-	1,851,692
(Gain) loss on foreclosure/disposition of assets	17,537	(894,875)	(1,297,932)
Changes in assets and liabilities (net of acquisition):
(Increase) decrease in other assets	(104,920)	6,929	(129,564)
(Increase) decrease in accounts receivable
and accounts receivable, related	185,603	(39,810)	160,345
(Increase) decrease in prepaid expenses	4,684	(5,246)	4,684
Increase in interest receivable	-	(10,628)	-
Increase in inventory	(1,839)	13,039	(1,839)
Increase in accounts payable and accrued expenses	207,732	1,543,270	2,673,843
Net Cash (Used in) Operating Activities	(400,333)	(22,976)	(1,545,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(9,134)	-	(22,411)
Cash proceeds received on sale of fixed assets	2,898	-	2,898
Cash paid for related party notes receivables	-	-	(235,554)
Cash received from related party notes receivables	167,000	268,407	477,407
Cash paid for investments	-	-	(1,846,667)
Cash received from investments	250,000	-	250,000
Cash placed into escrow	-	-	(150,000)
Cash received from escrow	-	-	150,000
Cash paid for note receivable	-	-	(200,000)
Note receivable converted in acquisition	-	-	200,000
Cash received in acquisition	-	-	39,158
Net Cash Provided by (Used in) Investing Activities	410,764	268,407	(1,335,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	-	75,575	148,575
Cash paid on notes payable	(149)	(233,889)	(263,130)
Cash received from issuance of common stock	-	-	2,645,000
Net Cash Provided by (Used in) Financing Activities	$ (149)	$ (158,314)	$ 2,990,176

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
From Inception
on July 18, 2001
	For the Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$ (20,773)	$ (76,738)	$ (97,133)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,491)	10,379	12,132

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD	22,623	7,001	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,132	$ 17,380	$ 12,132

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$ -	$ 717,548	$ 723,260
Income taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities

Stock issued for technology	$ -	$ -	$ 375,000
Stock issued for services	$ -	$ -	$ 263,720
Stock issued in lieu of debt	$ -	$ -	$ 237,000
Property and equipment acquired with debt	$ -	$ 545,607	$ 545,607

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB.  Operating results for the three months and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -

LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2006 and 2005:

	For the
	Three Months Ended
	September 30
	2006	2005
Net (loss) available to common shareholders	$ (2,016,753)	$ (96,835)

Weighted average shares	34,183,778	34,183,778

Basic loss per share (based on weighted average shares)	$ (0.06)	$ (0.00)

	For the
	Nine Months Ended
	September 30,
	2006	2005
Net (loss) available to common shareholders	$ (2,614,907)	$ (845,613)

Weighted average shares	34,183,778	34,183,778

Basic loss per share (based on weighted average shares)	$ (0.08)	$ (0.02)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 3 -

GOING CONCERN

The Company=s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $5,577,876 at September 30, 2006, a working capital deficit of approximately $2,433,000, and limited internal financial resources.  These factors combined, raise substantial doubt about the Company=s ability to continue as a going concern.

In addition, during the three months ended September 30, 2006, the Company’s majority-owned subsidiary, Lexon Semiconductor Corporation, suspended operations due to lack of funds.  As a result, the recorded goodwill of $1,851,692 was determined to be impaired and was written off as an impairment loss for the period.  The Company currently intends to re-instate its operations, once adequate funding is obtained.  There is currently no assurance that this will happen, however.

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

NOTE 4 -

MATERIAL EVENTS

During the nine months ended September 30, 2006, the Company’s $250,000 investment in a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) was liquidated and the entire $250,000 was received in cash.  In addition, a note receivable of $167,000 owed to the Company from NPC was also received in full during the nine months ended September 30, 2006.

During February, 2006, Techone Company, Ltd., a majority-owned subsidiary of the Company, changed its name to Lexon Semiconductor Corporation.  As previously discussed, during the three months ended September 30, 2006, this subsidiary’s operations were suspended due to lack of funds.

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

General

Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of Korea corporation (“Techone”), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors.  During February, 2006, we changed the name of Techone to Lexon Semiconductor Corporation (“Lexon Semi”).  Lexon Semi is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The manufacturing process is a patented method for producing low temperature cofired ceramic electronic components.  The Company has operated Lexon Semi as a majority-owned subsidiary and the business of Lexon Semi has been the operating business of the Company. However, most of Lexon Semi’s assets were seized and sold at auction effective August 19, 2005 to satisfy certain secured creditors.  Management negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Lexon Semi facilities. The new landlord had agreed to lease the building, land and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month).  However, due to lack of funds, during July, 2006, the operations of Lexon Semi were suspended until adequate funds are obtained.

Results of Operations for the Nine Months Ended September 30, 2006 compared to September 30, 2005

Revenues.  We had no revenues for the nine months ended September 30, 2006 and minimal revenues for the prior year period. As stated above, we have suspended operations of our operating subsidiary, Lexon Semi, until adequate funds are obtained.  Unless we obtain funding, we do not anticipate being able to resume operations. We have been attempting to raise additional funds to continue and sustain operations of Lexon Semi through debt or equity financing, however, at this filing date, we have not secured any commitments for funding.

Operating expenses for the nine months ended September 30, 2006 were $737,778, consisting of $656,929 in selling, general and administrative expenses, $25,923 in research and development, $16,440 in bad debt expense, and $38,486 in depreciation and amortization.  Operating expenses for the prior year period were $1,070,901, consisting of $795,986 for selling, general and administrative expenses, $64,957 in research and development, $204,623 in depreciation and amortization, and $5,335 in bad debt expense.  The decrease in operating expenses for the current period is due to our efforts to reduce expenses because resources have not been available.  We anticipate that expenses will increase if we can obtain necessary funding.

Operating expenses since inception (July 18, 2001) total $4,345,956.  Our net loss per share for the nine months ended September 30, 2006 was $0.08, based on a weighted average of 34,183,778 shares outstanding.

Other expense for the nine months ended September 30, 2006 consisted of $8,615 in interest expense, a loss of $17,537 on the sale of assets, $715 in interest income, and an impairment loss on goodwill totaling $1,851,692, due to the suspension of operations at Lexon Semi. Other income for the prior year period totaled $209,206, including interest income of $27,555, interest expense of $713,224, and a gain on the foreclosure of assets of $894,875.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash proceeds from the sale of our common stock and proceeds from notes payable.  However, during the nine months ended September 30, 2006, our $250,000 investment in a Republic of Korea entity called Nano Plasma Center Company, Ltd. (NPC) was liquidated and we received the entire $250,000 in cash.  In addition, a note receivable of $167,000 owed to us from NPC was also paid in full during the nine months ended September 30, 2006.  However, we currently need to raise significant additional capital to fund operations of Lexon Semi, where operations have been suspended, pending additional funding.  At this date we have no agreements or commitments for either short-term or long-term funding.

At September 30, 2006, we had current assets of $219,276 and current liabilities of $2,652,808 for negative working capital of $2,433,532.  Current assets consisted primarily of $12,132 in cash, $93,560 in accounts receivable from related parties, $7,094 in prepaid expenses and additional proceeds of $106,490 expected to be received from the courts related to the foreclosure sale of Lexon Semi’s assets.

At September 30, 2006, we had property and equipment, net totaling $82,297.  We had other assets of $126,778 in investments, and deposits and other assets of $111,345. The goodwill associated with the acquisition of Lexon Semi of $1,851,692 was deemed to be impaired at September 30, 2006 due to the suspension of operations, and thus was written off as an impairment loss.

Current liabilities at September 30, 2006, consisted of accounts payable of $503,549, accounts payable - related parties of $397,597, accrued expenses of $1,595,274, convertible notes payable of $128,575 and notes payable of $27,813. We also had contingent liabilities of $460,874, including accrued payables to creditors and accrued wages.

For the nine months ended September 30, 2006, net cash flows used in operating activities totaled $400,333 compared to net cash flows used in operating activities of $22,976 in the prior year period.  Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the nine months ended September 30, 2006, net cash provided by investing activities totaled $410,764 for cash received on a related party note receivable, and cash received from investments, as detailed above, plus cash proceeds received on the sale of property and equipment offset by cash paid for property and equipment. For the prior year period, net cash provide by investing activities totaled $268,407 for cash received from related party notes receivable.

Net cash used in financing activities for the nine months ended September 30, 2006 consisted of $149 cash paid on notes payable.  In the prior year period, cash used by financing activities totaled $158,314 in cash paid on notes payable offset by proceeds from notes payable.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities.  In each year we incurred significant losses which have resulted in an accumulated deficit of $5,577,876 at September 30, 2006, a working capital deficit and limited internal financial resources.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to raise additional funds to continue and sustain operations of Lexon Semi through debt or equity financing.

We estimate that approximately $1,000,000 will be needed to accomplish these tasks, to continue development and production activities and deploy a new and invigorated sales and marketing effort.  We hope to obtain such financing before the end of the fiscal year but no commitments have been received to date. If we are successful, we also intend to seek additional longer term capital to continue to develop the business and also to pursue acquisitions of other synergistic operating companies in order to develop profitable operations.  If we are not successful in obtaining both short and long term financing, we may have to cease operations.

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

No matters were submitted to the shareholders during the quarter ended September 30, 2006.

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

LEXON TECHNOLOGIES, INC.

Date: December 18, 2006

/S/Kenneth J. Eaken, CEO

Principal Executive and Financial Officer