Form 10KSB
period 2006-12-31
LEXON TECHNOLOGIES INC
filed 2007-05-15
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-24721

LEXON TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8 Corporate Park, Suite 300, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (949) 752-7700

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒  No ❒ (2) Yes ☒ No ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒ No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒ No ❒

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

Based on the average bid and asked prices of the common stock at March 31, 2007, of $0.035 per share, the market value of shares held by non-affiliates would be $820,593.13, based on 23,445,518 shares. Lexon’s stock is traded on the over-the-counter bulletin board system under the symbol “LEXO” however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

As of May 14, 2007, Lexon had 34,183,778 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

The following document is incorporated herein by reference: Form 10-K for the fiscal year ended December 31, 1999, filed on May 2, 2000, is incorporated in Part III, Item 13.

Transitional Small Business Disclosure Format (Check one): Yes: ____; No X

PART I.
ITEM 1. DESCRIPTION OF BUSINESS

Business Development

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

In December 2004, Lexon acquired majority control (90.16%) of Techone Company, Ltd., a Republic of Korea corporation (“Techone”), through an investment of $1,585,000. During February 2006, the Company changed the name of Techone to Lexon Semiconductor Corporation (“Lexon Semi”). Lexon Semi is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components. The Company has operated Lexon Semi as a majority-owned subsidiary and the business of Lexon Semi has been the operating business of the Company.

Most of Lexon Semi’s assets, however, were seized and sold at auction effective August 19, 2005 for $3,162,000 to satisfy certain secured creditors. Management negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Lexon Semi facilities. The new landlord agreed to lease the building, land, and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month). However, during July 2006, the operations of Lexon Semi were suspended due to lack of funds. The Company presently does not have any business operations and is seeking other business opportunities and/or potential merger candidates.

Business of Issuer

Lexon does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. Lexon's board of directors has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company.

The analysis of new business opportunities will be undertaken by, or under the supervision of an officer or director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

The selection of a business opportunity in which to participate is complex and risky. Moreover, as Lexon has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Lexon board of directors will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Lexon and its shareholders. The board of directors will select any potential business opportunity based on the directors' and management's business judgment.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and stockholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company’s officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

Employees

As of the date hereof, we have one full-time employee. The Company believes that its relation with its employee is good.

ITEM 2. DESCRIPTION OF PROPERTIES

Facilities

Lexon leases office space at 8 Corporate Park, Suite 300, Irvine, California 92606. The lease is month to month at a rate of $800 per month. Lexon does not anticipate requiring any additional space in the next six to twelve months.

ITEM 3. LEGAL PROCEEDINGS

To the best knowledge of management, there are no pending or threatened legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2006.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices of our Common Stock in the over the counter market as reported by a market maker on the OTC Bulletin Board (the “OTCBB”) and the National Quotation Bureau’s Pink Sheets for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$0.08	$0.03
Quarter ended 9/30/06	$0.05	$0.03
Quarter ended 6/30/06	$0.06	$0.04
Quarter ended 3/31/06	$0.110	$0.05

Fiscal Year 2005	High Bid	Low Bid

Quarter ended 12/31/05	$0.12	$0.11
Quarter ended 9/30/05	$0.16	$0.10
Quarter ended 6/30/05	$0.18	$0.10
Quarter ended 3/31/05	$0.27	$0.18

Trading of our common stock has been limited or sporadic. The number of our shareholders of record at May 14, 2007 was approximately 325.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report may contain “forward-looking” statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words “anticipate,” “expect,” “may,” “project,” “intend” or similar expressions. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

General

Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation (“Techone” ), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors. During February 2006, the Company changed the name of Techone to Lexon Semiconductor Corporation (“Lexon Semi”). Lexon Semi is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components. The Company has operated Lexon Semi as a majority-owned subsidiary and the business of Lexon Semi has been the operating business of the Company.

To date, our source of liquidity has been proceeds from the sale of our common stock, and the issuance of convertible notes and promissory notes to finance operations and business activities. In each year we incurred significant losses which evidently resulted in the suspension of the business operations of Lexon Semi as of July 2006.

Due to our sole reliance on debt and equity financing to fund our operations to date, in conjunction with the increased competition in this area, we have incurred a loss and decided to shift our primary focus to seeking joint venture partners, business acquisitions and business alliances in an effort to commence business operations outside the LTCC-related market, although we have not reached any definitive agreements to date.

Results of Operations for the Year Ended December 31, 2006 compared to December 31, 2005

Revenues. We had no revenues for the year ended December 31, 2006 and had minimal revenues of $22,031 for the prior year. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating Expenses. Total operating expenses during the year ended December 31, 2006 were $866,724, consisting of $785,264 in selling, general and administrative expenses, $26,559 in research and development, $38,058 in depreciation and amortization, and $16,843 in bad debt expense. Operating expenses for the year ended December 31, 2005 were $1,089,538, consisting of $974,134 in selling, general and administrative expenses, $64,129 in research and development, and $51,275 in depreciation and amortization.

The decrease in operating expenses during the year ended December 31, 2006 from 2005 in the amount of $222,814 reflects a decline in the selling, general and administrative expenses by $188,860 and by $37,570 in the research and development expenses as a result of the suspended operations of Lexon Semi due to lack of funds.

Operating expenses since inception (July 18, 2001) total $4,474,902. Our net loss per share for the year ended December 31, 2006 was $0.09, based on a weighted average of 34,183,778 shares outstanding.

Other Income (Expense). Other expenses for the year ended December 31, 2006, consisted of an impairment loss of goodwill of $1,851,692 as a result of suspended operations of Lexon Semi and inactivity. Other income for the period year consisted of a gain on the foreclosure of assets of Lexon Semi of $1,315,469, and $16,991 in interest income, offset by $713,224 in interest expense.

Liquidity and Capital Resources

At December 31, 2006, we had current assets of $227 and current liabilities of $2,780,408 for negative working capital of $2,780,181. Current assets consisted solely of cash and cash equivalents.

At December 31, 2006, we had net property and equipment of $0 as a result of the disposal and liquidation of most of our tangible assets during the year. We had other assets in investments of $104,839, and $6,568 in deposits and other assets, for total other assets of $111,407. In 2003, Lexon Semi made an equity investment of $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity. The value of this investment was adjusted to $104,839 in 2003, and still remains at this amount as of December 31, 2006.

Current liabilities at December 31, 2006, consisted of accounts payable of $546,764, accounts payable-related parties of $421,753, accrued expenses of $1,658,316, convertible notes payable of $128,575, and notes payable of $25,000, for total current liabilities of $2,780,408. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the year ended December 31, 2006, net cash flows used in operating activities totaled $318,858 compared to net cash flows used in operating activities of $80,379 in the prior year. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the year ended December 31, 2006, net cash provided by investing activities totaled $506,461 for cash received on a related party note receivable ($167,000) and proceeds from return of investment of $271,939, of which the Company’s investment of $250,000 in Nano Plasma Center Company, Ltd. (“NPC”) was liquidated and the proceeds of such liquidation was received in cash. For the year ended December 31, 2005, cash flows used by investing activities totaled $268,407 primarily for cash received on a related party note receivable.

Net cash used in financing activities for the year ended December 31, 2006 consisted of $189,226, including cash paid on notes payable offset by proceeds from notes payable. In the prior year, cash provided by financing activities totaled $172,406, including cash paid on notes payable offset by proceeds from notes payable.

To date, our source of liquidity has been proceeds from the sale of our common stock, and the issuance of convertible notes and promissory notes to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $5,924,570 at December 31, 2006, a working capital deficit and limited internal financial resources. Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to commence revenue producing business operations during fiscal year 2007, although no definitive terms or agreements for funding or a business combination have been reached.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

At April 12, 2007, the Company’s Board of Directors has engaged Kim and Lee Corporation (“Kim and Lee”), of Los Angeles, California, as its certifying accountants for the period ending December 31, 2006. The financial statements of the Company as of December 31, 2005 were audited by the Company’s prior principal accountant, Chisholm, Bierwolf & Nilson, LLC, of Salt Lake City, Utah (“CB&N”). However, as of April 12, 2007, the Company accepted CB&N’s resignation and engaged Kim and Lee as its independent auditor.

Other than a going concern qualification, the reports of CB&N on the financial statements for the year ended December 31, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has not had any disagreements with CB&N on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to CB&N’s satisfaction, would have caused CB&N to make reference to the subject matter of the disagreement in connection with its report.

The Company has not consulted Kim and Lee on either the effectiveness of the Company’s internal control over financial reporting or the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

Name	Age	Position	Dates Served

Joon Ho Chang	62	Chairman of the Board	3/07 to present
Hyung Soon Lee	55	CEO, CFO, Director	3/07 to present
Kyu Hong Hwang	61	Director	7/01 to present

Effective March 30, 2007, J. Jehy Lah and Kenneth J. Eaken resigned as the Chairman of the Board and President/ Director of the Company, respectively. In their place, Joon Ho Chang and Hyung Soon Lee were appointed on March 30, 2007 by the single remaining director, Kyu Hong Hwang, as Chairman of the Board and CEO/ CFO and Director of the Company, respectively.

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

Biographical Information

Set forth below is a brief background of the executive officers and directors of the Company, based on the information supplied by them.

Joon Ho Chang is the founder of Orda Korea Co., Ltd., in Seoul, Korea, and was elected Chairman and Chief Executive Officer in 1992, upon incorporation of the company (1992-present). Mr. Chang has been in the IT/software business and served various companies in various capacities, including Chairman of Hyun Young Systems Co., Ltd. (1992-1988), and was elected a board member in 1988 of Dong-A Computer Co. and served until 1992, and of Jung Won Systems Co. (1984-1989). Mr. Chang received his Bachelor of Arts degree in Business and Economics from Yonsei University in 1968.

Prior to his appointment as the CEO of the Company, Hyung Soon Lee served as the Project Manager of the Company from 2004-2007 and was responsible for overseeing the expansion of the Company’s facilities. Mr. Lee served as the CEO and President of Group of Environmental Architecture in Seoul, Korea from 1998 to 2004. Previously, Mr. Lee served in various management positions, including his position as project manager of Heerim Architects and Engineers (1994-1998), and Managing Director of Sungjo Construction Co. (1992-1994). Mr. Lee received his Bachelor of Arts degree in Architecture and Engineering from Hanyang University in Korea in 1975.

Kyu Hong Hwang is a successful private investor currently engaged in the ownership of Hongha restaurant in Seoul. As a private investor and entrepreneur Mr. Hwang owned Choyung Industrial Corporation representing Polaroid and Alcon in Korea. Mr. Hwang started his business career with Daewoo in the office of planning and coordination. Prior to his military service form 1969-1972, Mr. Hwang received a law degree from Yonsei University in 1968.

Audit Committee

The Company has not established an audit committee. The board of directors acts as the audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and certain officers, as well as persons who own more than 10% of a registered class of our equity securities, (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. To the best of our knowledge, we believe that all Reporting Persons have not complied on a timely basis with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2006, the end of our last completed fiscal year for which this report is being filed):

					Long-Term		Compensation
		Annual	Compensation		Awards		Payouts
Name and Principal/ Position	Year	Salary	Bonus ($)	Other Annual Compensation	Restricted Stock Awards	Options / SARS	LTIP Payout	All Other Compensation
J. Jehy Lah	2006	$135,000 (1)	$0	$0	$0	$0	$0	$0
Chairman	2005	$135,000 (1)	$0	$0	$0	$0	$0	$0
	2004	$135,000 (1)	$0	$0	$0	$0	$0	$0

Ken Eaken	2006	$125,000 (2)	$0	$0	$0	$0	$0	$0
CEO	2005	$125,000 (2)	$0	$0	$0	$0	$0	$0
	2004	$125,000 (2)	$0	$0	$0	$0	$0	$0

(1)  Resigned as of March 30, 2007. Accrued but not paid.
(2)  Resigned as of March 30, 2007. Accrued but not paid.

Employment Agreements

Prior to his resignation, Kenneth Eaken signed an employment contract with Lexon in February 2000 which was amended September 2000 upon his appointment as Chief Executive Officer. The contract was for a term of three years, automatically renewing for additional one year terms subject to thirty days notice of termination. On completion of the merger with Phacon, Mr. Eaken was the only officer who continued as an employee of the company. At this filing date, Mr. Eaken’s employment agreement is the only written employment agreement in place, calling for annual compensation of $125,000.

Since July 1, 2002, J. Jehy Lah has been accruing salary at an annual rate of $135,000 per year, and a former director, Ben Hwang, has been accruing salary at an annual rate of $85,000 per year, pursuant to a resolution of the board of directors. In fiscal year 2003, Mr. Lah received payments of $50,000 towards his accrued salary, and Mr. Hwang received payments of $44,936 towards his accrued salary. In fiscal 2004, Mr. Hwang received a payment of $10,000.

The Company has accrued an aggregate of unpaid compensation owed to its officers in the amount of $1,658,316 as of December 31, 2006.

Pursuant to a resolution of the Board of Directors, Joon Ho Chang and Ben Hwang will receive $1 per month beginning April 1, 2007. In addition, Hyung Soon Lee has been accruing salary at an annual rate of $36,000 per year, pursuant to a resolution of the Board of Directors.

Compensation Pursuant to Plans

None.

Pension Table

Not Applicable.

Other Compensation

None.

Compensation of Directors

The directors are reimbursed for expenses incurred in connection with their service as directors but are not otherwise compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 14, 2007 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address	Number of Shares	% of Class

J. Jehy Lah 8 Corporate Park, #300 Irvine, CA 92606	3,232,000 (1)	9.45%
Kenneth Eaken 12131 Drujon Lane Dallas, TX 75244	2,576,260 (2)	7.54%
Ben Hwang PO Box 17869 Irvine, CA 92623	2,366,250 (3)	6.92%
Kyoung Ho Lim #106-530 Apt. Hanbit-876 Binchun-Dong, Pyeongtaek-Shi Gyeonggi-Do, Korea	4,000,000	11.70%

Securities Ownership of Officers and Directors

Name and Address	Number of Shares	% of Class

Hyung Soon Lee, CEO and CFO	0	0%
Kyu Hong Hwang, Director 701 Kwanghwamoon, #145 Jongro-ku, Seoul, Korea	4,930,000	14.42%
Joon Ho Chang, Chairman	0	0%

Total (3 persons)	10,738,260	31.41%

(1)  Mr. Lah is the manager and controlling member of JSL Group, LLC, an entity which holds 2,500,000 shares. JSL also holds a 50% interest in PAC21C, LLC, an entity which holds 1,465,000 shares. Mr. Lah is also the manager of PAC21C, LLC.
(2)  The number of shares held by Mr. Eaken includes shares representing his 25% membership interest in PAC21C, LLC, an entity which holds 1,465,000 shares.
(3)  Mr. Hwang is the manager and controlling partner of JB Hwang, LLC, a family limited liability company which holds 2,000,000 shares, and also has a 25% membership interest in PAC21C, LLC, an entity which holds 1,465,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, during the fiscal years ended December 31, 2006 and 2005, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report: None.

(a)(2) EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.	Description
3	Bylaws of Lexon Technologies, Inc.[1]
31.1	Certification of Chief Executive Officer per Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer per Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive and Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 9(c) of Schedule 14A

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by CB&N for the audit of our annual financial statements and review of our quarterly financial statements for the year ended December 31, 2005 is $33,500 and $25,000 for the services rendered by our current principal accountant, Kim and Lee, for the audit of our annual statements for the year ended December 31, 2006 and quarterly financials for period ended March 31, 2007.

2) Audit-Related Fees. None.

3) Tax Fees. None.

4) All Other Fees. None.

5) Not applicable.

6) Not Applicable.

_________________________
1 Incorporated by reference from our Form 10-K for the fiscal year ended December 31, 1999, filed on May 2, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: May 14, 2007            By /S/ Hyung Soon Lee, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

LEXON TECHNOLOGIES, INC.

Date: May 14, 2007            By /S/ Joon Ho Chang, Chairman of the Board of Directors

Date: May 14, 2007            By /S/ Hyung Soon Lee, President, Chief Executive Officer and Chief Financial Officer

Date: May 14, 2007            By /S/ Kyu Hong Hwang, Director

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

WITH

INDEPENDENT ACCOUNTANTS’ REPORT

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Lexon Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Lexon Technologies, Inc. and Subsidiaries as of December 31, 2005 and for the period from inception on July 18, 2001 through December 31, 2005 were audited by other auditors whose report dated April 15, 2006, on those statements included an explanatory paragraph that the Company’s recurring losses and negative working capital raise substantial doubt about its ability to continue as a going concern as discussed in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexon Technologies, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had working capital deficiencies as of December 31, 2006, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kim & Lee Corporation

Los Angeles, California
May 4, 2007

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 2)	$227
Due from related party (Note 5)	-
Total Current Assets	227

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)	-

OTHER ASSETS
Investments (Note 4)	104,839
Goodwill (Note 2)	-
Deposits and other assets	6,568
Total Other Assets	111,407

TOTAL ASSETS	$111,634

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$546,764
Due to related parties (Note 5)	421,753
Accrued expenses (Note 6)	1,658,316
Convertible notes payable (Note 11)	128,575
Notes payable (Note 7)	25,000
Total Current Liabilities	2,780,408

CONTINGENT LIABILITIES (Note 6)	274,610

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.001 per share;
100,000,000 shares authorized; 34,183,778 shares issued and outstanding	34,184
Additional paid-in capital	3,066,839
Accumulated other comprehensive loss (Note 10)	(119,837)
Deficit accumulated during the development stage	(5,924,570)
Total Stockholders' Deficiency	(2,943,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$111,634

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005 and
the Period from Inception on July 18, 2001 through December 31, 2006

	For the Years Ended December 31,		From Inception on July 18, 2001 Through December 31, 2006
	2006	2005	2006

REVENUES	$-	$22,031	$22,031

EXPENSES
Research and development	26,559	64,129	495,688
Selling, general and administrative	785,264	974,134	3,826,341
Bad debt expense	16,843	-	52,784
Depreciation and amortization	38,058	51,275	100,089
Total Expenses	866,724	1,089,538	4,474,902

LOSS FROM OPERATIONS	(866,724)	(1,067,507)	(4,452,871)

OTHER INCOME (EXPENSES)
Interest income	732	16,991	40,543
Other income	-	-	6,000
Gain (loss) on sale or foreclosure of assets (Note 3)	(17,968)	1,315,469	1,296,367
Gain on forgiveness of debt	-	-	19,872
Interest expense	(11,518)	(713,224)	(768,358)
Impairment of goodwill (Note 2)	(1,851,692)	-	(1,851,692)
Loss from investment (Note 4)	(11,667)	-	(11,667)
Loss from discontinued operation	(202,764)	-	(202,764)
Total Other Income (Expenses)	(2,094,877)	619,236	(1,471,699)

NET LOSS	$(2,961,601)	$(448,271)	$(5,924,570)

BASIC LOSS PER SHARE	$(0.09)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS OUTSTANDING	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
Period from Inception on July 18, 2001 through December 31, 2006

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development State
	Shares	Amount
Balance, July 18, 2001	-	$-	$-	$-	$-	$-
July 2001 - stock issued for services at $0.001 per share	13,720,000	13,720	-	-	-	-
August 2001 - stock issued for cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-
October 2001 - stock issued for technology at $0.25 pr share	1,500,000	1,500	373,500	-	-	-
Net loss for the period ended
December 31, 2001	-	-	-	-	-	(522,180)
Balance, December 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)
Receipt of subscription receivable	-	-	-	220,000		-
April 2002 - stock issued to acquire Phacon Corporation (Note 1)	1,648,778	1,649	(641,346)	-	-	-
September 2002 - stock issued for cash at $0.25 per share	280,000	280	69,720	-	-	-
December 2002 - stock issued for cash at $0.83 per share	120,000	120	99,880	-	-	-
Net loss for the period ended
December 31, 2002	-	-	-	-	-	(473,510)
Balance, December 31, 2002	19,548,778	19,549	469,474	-		(995,690)
January 2003 - stock issued for cash at $0.83 per share	240,000	240	199,760			-
March 2003 - stock issued for cash at $0.25 per share	840,000	840	209,160	-		-
December 2003 - stock issued for cash at $0.25 per share	60,000	60	14,940	-	-	-
Foreign currency translation	-	-	-	-	4,729	-
Net loss for the period ended December 31, 2003	-	-	-	-	-	(611,808)
Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Continued)
The Period from Inception on July 18, 2001 through December 31, 2006

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development State
	Shares	Amount
Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)
October 2004 - stock issued for cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-
December 2004 - stock issued for cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-
December 2004 - stock issued for services at $0.25 pr share	1,000,000	1,000	249,000			-
December 2004 - stock issued in lieu of outstanding debt at $0.10 per share	2,370,000	2,370	234,630			-
Foreign currency translation	-	-	-	-	1,589	-
Net loss for the period ended December 31, 2004	-	-	-	-	-	(907,200)
Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)
Foreign currency translation	-	-	-	-	(82,678)	-
Net loss for the period ended December 31, 2005	-	-	-	-	-	(448,271)
Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)
Foreign currency translation	-	-	-	-	(20,773)	-
Investment loss	-	-	-	-	(22,704)	-
Net loss for the period ended December 31, 2006	-	-	-	-	-	(2,961,601)
Balance, December 31, 2006	34,183,778	$34,184	$3,066,839	$-	$(119,837)	$(5,924,570)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005 and
the Period from Inception on July 18, 2001 through December 31, 2006

	For the Years Ended December 31,		From Inception on July 18, 2001 Through December 31, 2006
	2006	2005	2006
CASH FLOWS FROM OPERATIONG ACTIVITIES:
Net loss	$(2,961,601)	$(448,271)	$(5,924,570)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	38,058	51,275	100,089
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	16,843	-	52,784
Impairment of goodwill	1,845,124	-	1,845,124
Gain on forgiveness of debt	-	-	(19,872)
Gain (loss) on sale of assets	17,968	(1,315,469)	(1,297,501)
Change in assets and liabilities (net of acquisition):	-		-
(Increase) decrease in other assets	6,425	(24,644)	(18,219)
(Increase) decrease in other receivable	385,250	(15,086)	359,992
Decrease in prepaid expenses	4,684	21,749	4,684
Increase in accrued interest	-	(82,678)	(76,360)
Decrease in inventory	5,255	-	5,255
Increase in accounts payable	323,136	-	323,136
Increase in accrued expenses	-	1,732,745	2,466,111
Net Cash Used in Operating Activities	(318,858)	(80,379)	(1,540,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	10,161	-	(3,116)
Proceeds received on sale of fixed assets	80,065	-	119,223
Payments made on related party notes	-	-	(235,554)
Proceeds received on related party notes	167,000	-	477,407
Acquisition of investments	(22,704)	-	(1,869,371)
Proceeds from return of investments	271,939	268,407	271,939
Net Cash Provided by (Used in) Investing Activities	506,461	268,407	(1,239,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	-	75,575	148,575
Payments made on notes payable	(189,226)	(247,981)	(452,207)
Proceeds from issuance of common stock	-	-	2,645,000
Net Cash Provided by (Used in) Financing Activities	(189,226)	(172,406)	2,801,099
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	(1,623)	15,622	21,000
EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(20,773)	-	(20,773)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	22,623	7,001	-
CASH AND CASH EQUIVALENT AT END OF YEAR	$227	$22,623	$227

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005 and
the Period from Inception on July 18, 2001 through December 31, 2006

	For the Years Ended December 31,		From Inception on July 18, 2001 Through December 31, 2006
	2006	2005	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$-	$717,548	$717,548

Non-Cash Investing and Financing Activities
Stock issued for technology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	237,000

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 1 - Nature of Business and Going Concern

(a)  Description of Business

Lexon Technologies, Inc. ("the Company" or "Lexon") was incorporated in April 1989 under the laws of state of Delaware, and owns 90.16% of Lexon Semiconductor Corporation ("Lexon Semi" or formerly known as Techone Co., Ltd ("Techone")) which develops and manufactures Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The Company currently has no other business activities.

Initially registered as California Cola Distributing Company, Inc, the Company has had a number of name changes: it changed the name to Rexford, Inc. in October 1992 and to the current name in July 1999.

In July 1999, Lexon acquired 100% of the outstanding common stock of Chicago Map Corporation (CMC) in exchange for 10,500,000 shares of the Company's common stock through a reverse acquisition accompanied by a recapitalization. The surviving entity reflected the assets and liabilities of Lexon and CMC at their historical book values and the historical operations of the Company were originally those of CMC. CMC was dissolved during 2002 by leaving Lexon as the surviving entity.

In April 2002, Lexon acquired 100% of the outstanding common stock of Phacon Corporation (Phacon) in exchange for 17,500,000 (post-split) shares of Company's common stock through a reverse acquisition accompanied by a recapitalization. As part of the agreement, the Company elected a 1 for 10 reverse stock split and the acquired shares of Phacon were entirely canceled leaving the Company as the surviving entity.

In March 2003, the Company incorporated Lexon Korea Corporation (“Lexon Korea”) as a wholly-owned subsidiary in the Republic of Korea for the purpose of entering into potential business combinations with Korean operating entities. During August 2005, the Company completed a reorganization of Lexon Korea, such that the Company became a 10% equity holder in the reorganized company. This 10% equity holding in Lexon Korea has been reduced to a zero valuation as of December 31, 2005.

In December 2004, the Company acquired a majority control (90.16%) of Techone Company, Ltd, a Korean corporation, through an investment of $1,585,000 in cash and recorded goodwill of $1,851,692 from the acquisition. The Company acquired Techone as its core operating business in Korea for manufacturing and selling LTCC related products. However, the Company failed to successfully develop the LTCC related products as planned and became highly leveraged financially. In August 2005, certain creditors filed an involuntary foreclosure and sold Techone’s assets through public auction to satisfy certain secured debts. This disposal of assets resulted in a gain $1,315,469 for the year ended December 31, 2005. In February 2006, Techone changed its name to Lexon Semiconductor Corporation and all of its operation has been suspended due to lack of operating working capital.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(b) Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,924,570 and a working capital deficit of approximately $2,780,000 as of December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its products and attain profitable operations.

As discussed earlier within this Note and Note 3, the development of planned products of Lexon Semi, the Company’s core business operation, was unsuccessful and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.

The Company’s management is currently pursuing various sources of equity or debt financing, although there can be no assurance that the Company will be able to secure financing when needed or obtain on such terms that are satisfactory to the Company.

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

Note 2 - Significant Accounting Policies

The following summary of significant accounting polices of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to the accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

(a) Basis of Financial Statement Presentation

These financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

(b) Basis of Consolidation

The consolidated financial statements include the accounts of Lexon Technologies, Inc., its wholly-owned subsidiary, Lexon Korea Corporation (through August 2005 - the time of reorganization), and its majority-owned subsidiary, Lexon Semiconductor Co., Ltd. All material intercompany accounts and transactions have been eliminated in the consolidation.

Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(c) Unit of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

(d) Revenue Recognition

Revenue is recognized, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. As such, the Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. There are no multi-deliverables or product warranties requiring accounting recognition.

(e) Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

(f) Currency Translation

For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, Korean Won. In accordance with the Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation”, the assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as other comprehensive income (loss) as a separate component of stockholders’ equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all years presented.

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

Since the subsidiary's financial statements must be translated into U.S. Dollars, major changes in the currency exchange rate between the foreign denominations and U.S. Dollars may have a significant impact on the operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next twelve months, no such assurances can be given.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(g) Cash and Cash Equivalents

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

(h) Allowance for Doubtful Accounts

An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.

(i) Properties and Equipment

Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight-line method over the following periods:

Buildings and improvements	20-40 years
Machinery and equipment	10 years
Computer equipment	3 years
Automobiles	5 years
Office and other equipment	5 years

In accordance with Statement of Financial Accounting Standards No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

(j) Investments

Investments in available-for-sale securities are being recorded in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

(k) Intangible Assets

Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of depreciation computed using the straight-line method over five to ten years.

(l) Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards No. 142, goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment. As of December 31, 2006, the Company determined that the goodwill was entirely impaired and recorded an impairment loss of $1,851,692.

(m) Basic (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the each period of the consolidated financial statements. Common stock equivalents, consisting of stock options and warrants, have not been

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

included in the calculation as their effect is anti-dilutive for the periods presented.
	December 31,
	2006	2005
Numerator - loss for the year	$(2,961,601)	$(448,271)
Denominator - weighted average number of shares outstanding	34,183,778	34,183,778
Loss per share	$(0.09)	$(0.01)

(n) Financial Instruments

Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate their costs. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

(o) Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after December 15, 2005. In addition, this new standard applies to unvested options granted prior to the effective date. The Company adopted this new standard during the fourth fiscal quarter of 2005, but had no share-based employee compensation during the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement as of January 1, 2006. The implementation of the provisions of this pronouncement had no significant effect on the Company’s consolidated financial statement presentation.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2006:

Computer and equipment	$8,990
Furniture and fixture	4,287
13,277
Less: accumulated depreciation	(13,277)
Net property and equipment	$--

Depreciation expenses for the years ended December 31, 2006 and 2005 were $38,058 and $50,522, respectively.

On June 21, 2005, in the District Administrative Court in Pyeongtaek, Korea, most of fixed assets of Techone were auctioned at 3,751,345,451 Korean Won in an involuntary foreclosure to satisfy debts of the secured creditors. The Company recognized a gain of $1,315,469 from this involuntary sale.

Note 4 - Investments

In 2004, Lexon Korea invested $11,667 for about three percent (3%) equity interest in G2K, a Korean entity. During 2006, G2K became insolvent, and the entire investment was written off as of December 31, 2006.

In 2003, Techone invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity. The investment is recorded under the equity method. The value of this investment was adjusted to $104,839 in 2003, and still remains at this amount as of December 31, 2006.

Note 5 - Related Party Transactions

The Company had loans receivable of $7,769 from a company which shares a common officer, and $18,000 from the Company’s employees. These receivables were written off as of December 31, 2006.

As of December 31, 2006, the Company has loans payable totaling $421,753 to officers, directors and shareholders of the Company and other related individuals. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company has not been able to pay compensation to its officers on time, and the past due compensation aggregated $1,658,316 as of December 31, 2006.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 7 - Notes Payable

Notes payable consisted of the following at December 31, 2006:

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000

Total notes due	$25,000

Note 8 - Income Taxes

Deferred income tax assets amounted to approximately $2,014,353 as of the December 31, 2006, resulting primarily from net operating loss carryforwards. The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

Note 9 - Stock Option Plan

The Company accounts for its stock options in accordance with SFAS 123(R) "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience.

On September 14, 2000, the Company adopted a Non-Qualified Stock Option Plan (the "2000 Plan") under which options to acquire common stock of the Company may be granted to employees and consultants of the Company or its subsidiaries. Under this Plan, a total of 250,000 (post-split) shares of options, subject to certain restrictions, are authorized to be granted. The exercise price of each option is determined by the Board of Directors on the date of grant. The Board also determines the term, restrictions on vesting and exercise dates with expected life of the option term not exceeding 5 years.

While 147,000 options remain available for grant under the 2000 plan, there were no stock options granted during the year ended December 31, 2006.

Note 10 - Other Comprehensive Income (Loss)

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

	2006	2005
Balance, beginning of year	$(76,360)	$6,318
Effect of currency translation	(20,773)	(82,678)
Unrealized loss on investment	(22,704)	--
Balance, end of year	$(119,837)	$(76,360)

Note 11 - Convertible Notes Payable

The Company has the following convertible debenture notes outstanding as of December 31, 2006:

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $7,337.	$30,000

Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $8,585.	56,960

A note with 7.5% interest, convertible to 166,460 shares of common stock, matured on April 25, 2006 with interest accrued at $5,321.	41,615

Total notes due	$128,575

Note 12 - Subsequent Events

In April 2007, the Company’s senior officer resigned and was replaced by a new officer. Management believes that this change in senior corporate officer will not significantly affect the operations of the Company.