Form 10KSB/A
period 2006-12-31
LEXON TECHNOLOGIES INC
filed 2007-05-16
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB/A (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this form 10-KSB/A.

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

Name and Address	Number of Shares	% of Class

J. Jehy Lah 8 Corporate Park, #300 Irvine, CA 92606	3,232,000 (1)	9.45%
Kenneth Eaken 12131 Drujon Lane Dallas, TX 75244	2,576,260 (2)	7.54%
Ben Hwang PO Box 17869 Irvine, CA 92623	2,366,250 (3)	6.92%
Kyoung Ho Lim #106-530 Apt. Hanbit-876 Binchun-Dong, Pyeongtaek-Shi Gyeonggi-Do, Korea	4,000,000	11.70%

Securities Ownership of Officers and Directors

Name and Address	Number of Shares	% of Class

Hyung Soon Lee, CEO and CFO 9 Acropolis Aisle Irvine, CA 92614	0	0%
Kyu Hong Hwang, Director 701 Kwanghwamoon, #145 Jongro-ku, Seoul, Korea	4,930,000	14.42%
Joon Ho Chang, Chairman 227-8 Yatap-Dong, Bundang-Gu Kyung Gi Do, Korea	1,000,000	2.93%

Total (3 persons)	5,930,000	17.35%

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

LEXON TECHNOLOGIES, INC.

Date: May 16, 2007            By /S/ Hyung Soon Lee, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

LEXON TECHNOLOGIES, INC.

Date: May 16, 2007            By /S/ Joon Ho Chang, Chairman of the Board of Directors

Date: May 16, 2007            By /S/ Hyung Soon Lee, President, Chief Executive Officer and Chief Financial Officer

Date: May 16, 2007            By /S/ Kyu Hong Hwang, Director

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