Form 10QSB
period 2007-03-31
LEXON TECHNOLOGIES INC
filed 2007-05-21
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2007

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☒ No ❒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 18, 2007, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. CONTROLS AND PROCEDURES	18

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19
ITEM 2. CHANGES IN SECURITIES	19
ITEM 3. DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	20

SIGNATURES	20

EX-31.1 (07MAR PRIN EXEC 302 CERT)

EX-31.2 (07MAR PRIN FIN 302 CERT)

EX-32 (07MAR PRIN EXEC AND FIN 906 CERT)

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2007

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2007

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents (Note 2)	$288,300	$227

PROPERTY AND EQUIPMENT, net (Notes 1and 3)	-	-

OTHER ASSETS
Investments (Note 4)	103,603	104,839
Deposits and other assets	6,262	6,568
Total Other Assets	109,865	111,407

TOTAL ASSETS	$398,165	$111,634

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	March 31, 2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$40,492	$546,764
Due to related parties (Note 5)	404,277	421,753
Accrued expenses (Note 6)	1,741,316	1,658,316
Convertible notes payable (Note 11)	86,960	128,575
Notes payable (Note 7)	374,982	25,000
Total Current Liabilities	3,148,027	2,780,408

CONTINGENT LIABILITIES (Note 6)	274,610	274,610

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.001 per share;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss (Note 10)	(111,124)	(119,837)
Deficit accumulated during the development stage	(6,014,371)	(5,924,570)
Total Stockholders' Deficiency	(3,024,472)	(2,943,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$398,165	$111,634

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006 and
the Period from Inception on July 18, 2001 through March 31, 2007
(Unaudited)

			From Inception
			on July 18, 2001
	For the Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007

REVENUES	$-	$-	$22,031

EXPENSES
Research and development	-	12,794	495,688
Selling, general and administrative	87,574	277,093	3,913,915
Bad debt expense	-	-	52,784
Depreciation and amortization	229	12,653	100,318
Total Expenses	87,803	302,540	4,562,705

LOSS FROM OPERATIONS	(87,803)	(302,540)	(4,540,674)

OTHER INCOME (EXPENSES)
Interest income	-	19	40,543
Other income	-	-	6,000
Gain (loss) on sale or foreclosure of assets	-	(10,079)	1,296,367
Gain on forgiveness of debt	-	-	19,872
Interest expense	(1,998)	(2,840)	(770,356)
Impairment of goodwill	-	-	(1,851,692)
Loss from investment	-	-	(11,667)
Loss from discontinued operation	-	-	(202,764)
Total Other Income (Expenses)	(1,998)	(12,900)	(1,473,697)

NET LOSS	$(89,801)	$(315,440)	$(6,014,371)

BASIC LOSS PER SHARE	$(0.003)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCKS OUTSTANDING	34,183,778	34,183,778

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
Period from Inception on July 18, 2001 through March 31, 2007
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	State

Balance, July 18, 2001	-	$-	$-	$-	$-	$-

July 2001 - stock issued for
services at $0.001 per share	13,720,000	13,720	-	-	-	-

August 2001 - stock issued for
cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-

October 2001 - stock issued for
technology at $0.25 pr share	1,500,000	1,500	373,500	-	-	-

Net loss for the period ended
December 31, 2001	-	-	-	-	-	(522,180)
Balance, December 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)

Receipt of subscription receivable	-	-	-	220,000	-	-

April 2002 - stock issued to acquire
Phacon Corporation (Note 1)	1,648,778	1,649	(641,346)	-	-	-

September 2002 - stock issued for
cash at $0.25 per share	280,000	280	69,720	-	-	-

December 2002 - stock issued for
cash at $0.83 per share	120,000	120	99,880	-	-	-

Net loss for the period ended
December 31, 2002	-	-	-	-	-	(473,510)
Balance, December 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	State

January 2003 - stock issued for
cash at $0.83 per share	240,000	240	199,760	-	-	-

March 2003 - stock issued for
cash at $0.25 per share	840,000	840	209,160	-	-	-

December 2003 - stock issued for
cash at $0.25 per share	60,000	60	14,940	-	-	-

Foreign currency translation	-	-	-	-	4,729	-

Net loss for the period ended
December 31, 2003	-	-	-	-	-	(611,808)
Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

October 2004 - stock issued for
cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-

December 2004 - stock issued for
cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-

December 2004 - stock issued for
services at $0.25 pr share	1,000,000	1,000	249,000	-	-	-

December 2004 - stock issued
in lieu of outstanding debt
at $0.10 per share	2,370,000	2,370	234,630	-	-	-

Foreign currency translation	-	-	-	-	1,589	-

Net loss for the period ended
December 31, 2004	-	-	-	-	-	(907,200)
Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)

Foreign currency translation	-	-	-	-	(82,678)	-

Net loss for the period ended
December 31, 2005	-	-	-	-	-	(448,271)

Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)

Foreign currency translation	-	-	-	-	(20,773)	-

Investment loss	-	-	-	-	(22,704)	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(2,961,601)
Balance, December 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)

Foreign currency translation	-	-	-	-	8,713	-

Net loss for the period ended
March 31, 2007	-	-	-	-	-	(89,801)
Balance, March 31, 2007	34,183,778	$34,184	$3,066,839	$-	$(111,124)	$(6,014,371)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 and
the Period from Inception on July 18, 2001 through March 31, 2007
(Unaudited)

			From Inception
			on July 18, 2001
	For the Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATIONG ACTIVITIES:
Net loss	$(89,801)	$(315,440)	$(6,014,371)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	229	12,653	100,318
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	-	52,784
Impairment of goodwill	-	-	1,845,124
Gain on forgiveness of debt	-	-	(19,872)
Gain (loss) on sale of assets	-	10,079	(1,297,501)
Change in assets and liabilities (net of acquisition):
Increase in other assets	-	(106,612)	(18,219)
(Increase) decrease in other receivable	-	(3,884)	359,992
(Increase) decrease in prepaid expenses	-	(9,817)	4,684
Increase in accrued interest	-	-	(76,360)
Decrease in inventory	-	-	5,255
Increase in accounts payable	59,252	-	382,388
Increase in accrued expenses	-	6,384	2,466,111
Net Cash Used in Operating Activities	(30,320)	(406,637)	(1,570,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(3,116)
Proceeds received on sale of fixed assets	-	-	119,223
Payments made on related party notes	-	-	(235,554)
Proceeds received on related party notes	-	167,000	477,407
Acquisition of investments	-	-	(1,869,371)
Proceeds from return of investments	-	250,000	271,939
Net Cash Provided by (Used in) Investing Activities	-	417,000	(1,239,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	349,982	-	498,557
Payments made on notes payable	(41,615)	(222)	(493,822)
Proceeds from issuance of common stock	-	-	2,645,000
Net Cash Provided by (Used in) Financing Activities	308,367	(222)	3,109,466

NET INCREASE IN CASH AND CASH EQUIVALENT	278,047	10,141	299,047

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	10,026	(18,693)	(10,747)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	227	22,623	-

CASH AND CASH EQUIVALENT AT END OF PERIOD	$288,300	$14,071	$288,300

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$2,840	$717,548

Non-Cash Investing and Financing Activities
Stock issued for thechnology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

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
(Unaudited)
March 31, 2007

(b)	Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses which have resulted in an accumulated deficit of $6,014,371 and a working capital deficit of approximately $2,860,000 as of March 31, 2007.   These factors raise substantial doubt about the Company's ability to continue as a going concern.   The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its products and attain profitable operations.

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

The consolidated financial statements include the accounts of Lexon Technologies, Inc., and its majority-owned subsidiary, Lexon Semiconductor Co., Ltd. All material intercompany accounts and transactions have been eliminated in the consolidation.

Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

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

(e)	Currency Translation

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

(f)	Cash and Cash Equivalents

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

(g)
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

(h)	Investments

Investments in available-for-sale securities are being recorded in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Investments in equities where the Company has the ability to exercise influence over the operations are accounted for using the equity method.

(i)	Intangible Assets

Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of depreciation computed using the straight-line method over five to ten years.

(j)	Basic (Loss) Per Share
The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the each period of the consolidated financial statements.  Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is anti-dilutive for the periods presented.

	March 31,
	2007	2006

Numerator - loss for the year	$(89,801)	$(315,440)

Denominator - weighted average number of shares outstanding	34,183,778	34,183,778

Loss per share	$(0.003)	$(0.01)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

(k)	Financial Instruments

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

(l)	Recent Accounting Pronouncements

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

Property and equipment consists of the following at March 31, 2007:

Computer and equipment	$8,990
Furniture and fixture	4,287
13,277
Less: accumulated depreciation	(13,277)

Net property and equipment	$--

Depreciation expenses for the three months ended March 31, 2007 and 2006 were $229 and $12,653, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

Note 4 - Investments

In 2003, Techone invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity. The investment is recorded under the equity method. The fair value of this investment as of March 31, 2007 was $103,603.
NOTES PAYABLE

Note 5 - Related Party Transactions

As of March 31, 2007, the Company has loans payable totaling $404,277 to officers, directors and shareholders of the Company and other related individuals. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company has not been able to pay compensation to its officers on time, and the past due compensation aggregated $1,741,316 as of March 31, 2007.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amounts will be paid in future.

Note 7 - Notes Payable

Notes payable consisted of the following at March 31, 2007:

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000

Note payable to an unrelated party with interest at 7.5% per annum, unsecured. Note is due on demand	349,982

Total notes due	$374,982

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

Note 8 - Income Taxes

Deferred income tax assets amounted to approximately $2,045,000 as of the March 31, 2007, resulting primarily from net operating loss carryforwards. The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

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

While 147,000 options remain available for grant under the 2000 plan, there were no stock options granted during the period ended March 31, 2007.

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

Balance, December 31, 2006	$(119,837)

Effect of currency translation	8,713

Balance, March 31, 2007	$(111,124)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

Note 11 - Convertible Notes Payable

The Company has the following convertible debenture notes outstanding as of March 31, 2007:

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $7,891.	$30,000
Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $9,639.	56,960

Total notes due	$86,960

Note 12 - Subsequent Events

In April 2007, the Company’s senior officer resigned and was replaced by a new officer. Management believes that this change in senior corporate officer will not significantly affect the operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

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

Overview

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

Results of Operation for Three Months Ended March 31, 2007 Compared to March 31, 2006

Revenues.  Due to the suspension of the business operations of Lexon Semiconductor Corporation (“Lexon Semi”) since July 2006, we had no revenues for the three months ended March 31, 2007 and no revenues for the prior year period.

Operating Expenses. Operating expenses for the three months ended March 31, 2007 were $87,803, consisting of $87,574 in selling, general and administrative expenses, and $229 in depreciation and amortization.  Operating expenses for the prior year period were $302,540, consisting of $277,093 in selling, general and administrative expenses, $12,794 in research and development, and $12,653 in depreciation and amortization.  The decrease in operating expenses for the current period is due to the suspension of the business operations of Lexon Semi since July 2006 and our efforts to reduce expenses because resources have not been available.

Operating expenses since inception (July 18, 2001) total $4,540,674.  Our net loss per share for the three months ended March 31, 2007 was $0.01, based on a weighted average of 34,183,778 shares outstanding.

Other Income (Expense). Other expense for the three months ended March 31, 2007 consisted of $1,998 in interest expense. Other expense for the prior year period totaled $2,840 in interest expense, a loss of $10,079 on the sale of assets, and $19 in interest income.

Liquidity and Capital Resources

At March 31, 2007, we had current assets of $288,300 and current liabilities of $3,148,027 for negative working capital of $2,859,727.  Current assets consisted primarily of cash and cash equivalents of $288,300.

At March 31, 2007, we had property and equipment, net totaling $0.  We had other assets of $109,865 in investments, deposits and other assets, for total assets of $398,165.

Current liabilities at March 31, 2007, consisted of accounts payable of $40,492, accounts payable - related parties of $404,277, accrued expenses of $1,741,316, convertible notes payable of $86,960 and notes payable of $374,982. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the three months ended March 31, 2007, net cash flows used in operating activities totaled $30,320 compared to net cash flows used in operating activities of $425,330 in the prior year period.  Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the three months ended March 31, 2007, net cash provided by investing activities totaled $0 compared to net cash provided in operating activities of $417,000 in the prior year period.

Net cash received in financing activities for the three months ended March 31, 2007 consisted of $308,367 cash paid on notes payable. In the prior year period, cash used by financing activities totaled $222.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities.  In each year we incurred significant losses which have resulted in an accumulated deficit of $6,014,371 at March 31, 2007, a working capital deficit and limited internal financial resources.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2007. No definitive terms or agreements for funding or a business combination have been reached at the date of this Report.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended March 31, 2007.

ITEM 5.  OTHER INFORMATION

Directors and Officers

Effective March 30, 2007, J. Jehy Lah and Kenneth J. Eaken resigned as the Chairman of the Board and President/ Director of the Company, respectively. In their place, Joon Ho Chang was appointed as the Chairman of the Board, and Hyung Soon Lee was appointed as the President, Chief Executed Officer, and Chief Financial Officer on March 30, 2007 by the single remaining director, Kyu Hong Hwang.

All of our directors will hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to the removal by the Board of Directors. We will reimburse Directors for their expenses associated with attending Directors’ meeting. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors’ meeting.

Executive Compensation

The Company has accrued an aggregate of unpaid compensation owed to its former officers in the amount of $1,741,316 as of March 31, 2007.

Pursuant to a resolution of the Board of Directors, Joon Ho Chang and Ben Hwang will receive $1 per month beginning April 1, 2007, and Hyung Soon Lee has been accruing salary at an annual rate of $36,000 per year.

Change of Auditor

Effective April 12, 2007, the Company’s Board of Directors has engaged Kim and Lee Corporation (“Kim and Lee”) of Los Angeles, California, as its certifying accountants for the period ending December 31, 2006 and the quarterly period ending March 31, 2007. The financial statements of the Company as of December 31, 2005 were audited by the Company’s prior principal accountant, Chisholm, Bierwolf & Nilson, LLC of Salt Lake City, Utah (“CN&B”). However, as of April 12, 2007, the Company accepted CB&N’s resignation and engaged Kim and Lee as its independent auditor.

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

ITEM 6.  EXHIBITS

Exhibit 31.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTIONI 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 31.2 - CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTIONI 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 18, 2007

LEXON TECHNOLOGIES, INC.

/S/ Hyung Soon Lee, President, Chief Executive Officer, Chief Financial Officer