Form 10QSB
period 2007-06-30
LEXON TECHNOLOGIES INC
filed 2007-08-17
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

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
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 17, 2007, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3. CONTROLS AND PROCEDURES	20

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21
ITEM 2. CHANGES IN SECURITIES	21
ITEM 3. DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS	22

SIGNATURES

EX-31.1 (07JUN PRIN EXEC 302 CERT)

EX-31.2 (07JUN PRIN FIN 302 CERT)

EX-32 (07JUN PRIN EXEC AND FIN 906 CERT)

 PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2007

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2007

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents (Note 2)	$21,537	$227

PROPERTY AND EQUIPMENT, net (Notes 1and 3)	1,419	-

OTHER ASSETS
Investments (Note 4)	105,679	104,839
Deposits and other assets	6,155	6,568
Total Other Assets	111,834	111,407

TOTAL ASSETS	$134,790	$111,634

The accompanying notes are an integral part of these consolidated financial statements

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	June 30, 2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$542,996	$546,764
Due to related parties (Note 5)	400,502	421,753
Accrued expenses (Note 6)	800,409	1,658,316
Convertible notes payable (Note 11)	86,960	128,575
Notes payable (Note 7)	174,982	25,000
Total Current Liabilities	2,005,849	2,780,408

CONTINGENT LIABILITIES (Note 6)	274,610	274,610

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.001 per share;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss (Note 10)	(125,685)	(119,837)
Deficit accumulated during the development stage	(5,121,007)	(5,924,570)
Total Stockholders' Deficiency	(2,145,669)	(2,943,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$134,790	$111,634

The accompanying notes are an integral part of these consolidated financial statements

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months and the Six Months Ended June 30, 2007 and 2006 and
the Period from Inception on July 18, 2001 through June 30, 2007
(Unaudited)

					From Inception
					on July 18, 2001
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$22,031

EXPENSES
Research and development	-	9,729	-	22,523	495,688
Selling, general and administrative	(7,729)	250,388	79,845	527,481	3,906,186
Bad debt expense	-	-	-	-	52,784
Depreciation and amortization	272	12,979	501	25,632	100,590
Total Expenses	(7,457)	273,096	80,346	575,636	4,555,248

INCOME (LOSS) FROM OPERATIONS	7,457	(273,096)	(80,346)	(575,636)	(4,533,217)

OTHER INCOME (EXPENSES)
Interest income	-	695	-	714	40,543
Other income	-	-	-	-	6,000
Gain (loss) on sale or foreclosure of assets	-	(7,441)	-	(17,520)	1,296,367
Gain on forgiveness of debt (Note 6)	888,000	-	888,000	-	907,872
Interest expense	(2,093)	(2,872)	(4,091)	(5,712)	(772,449)
Impairment of goodwill	-	-	-	-	(1,851,692)
Loss from investment	-	-	-	-	(11,667)
Loss from discontinued operation	-	-	-	-	(202,764)
Total Other Income (Expenses)	885,907	(9,618)	883,909	(22,518)	(587,790)

NET INCOME (LOSS)	$893,364	$(282,714)	$803,563	$(598,154)	$(5,121,007)

BASIC EARNING (LOSS) PER SHARE	$0.03	$(0.01)	$0.02	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCKS OUTSTANDING	34,183,778	34,183,778	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
the Period from Inception on July 18, 2001 through June 30, 2007
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	Stage

Balance, July 18, 2001	-	$-	$-	$-	$-	$-

July 2001 - stock issued for
services at $0.001 per share	13,720,000	13,720	-	-	-	-

August 2001 - stock issued for
cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-

October 2001 - stock issued for
technology at $0.25 pr share	1,500,000	1,500	373,500	-	-	-

Net loss for the period ended
December 31, 2001	-	-	-	-	-	(522,180)

Balance, December 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)

Receipt of subscription receivable	-	-	-	220,000	-	-

April 2002 - stock issued to acquire
Phacon Corporation (Note 1)	1,648,778	1,649	(641,346)	-	-	-

September 2002 - stock issued for
cash at $0.25 per share	280,000	280	69,720	-	-	-

December 2002 - stock issued for
cash at $0.83 per share	120,000	120	99,880	-	-	-

Net loss for the period ended
December 31, 2002	-	-	-	-	-	(473,510)

Balance, December 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)

January 2003 - stock issued for
cash at $0.83 per share	240,000	240	199,760	-	-	-

March 2003 - stock issued for
cash at $0.25 per share	840,000	840	209,160	-	-	-

December 2003 - stock issued for
cash at $0.25 per share	60,000	60	14,940	-	-	-

Foreign currency translation	-	-	-	-	4,729	-

Net loss for the period ended
December 31, 2003	-	-	-	-	-	(611,808)

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

The accompanying notes are an integral part of these consolidated financial statements

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Continued)
the Period from Inception on July 18, 2001 through June 30, 2007

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	State

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

October 2004 - stock issued for
cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-

December 2004 - stock issued for
cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-

December 2004 - stock issued for
services at $0.25 pr share	1,000,000	1,000	249,000	-	-	-

December 2004 - stock issued
in lieu of outstanding debt
at $0.10 per share	2,370,000	2,370	234,630	-	-	-

Foreign currency translation	-	-	-	-	1,589	-

Net loss for the period ended
December 31, 2004	-	-	-	-	-	(907,200)

Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)

Foreign currency translation	-	-	-	-	(82,678)	-

Net loss for the period ended
December 31, 2005	-	-	-	-	-	(448,271)

Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)

Foreign currency translation	-	-	-	-	(20,773)	-

Investment loss	-	-	-	-	(22,704)	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(2,961,601)

Balance, December 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)

Foreign currency translation	-	-	-	-	(5,848)	-

Net income for the period ended
June 30, 2007	-	-	-	-	-	803,563

Balance, January 0, 1900	34,183,778	$34,184	$3,066,839	$-	$(125,685)	$(5,121,007)

The accompanying notes are an integral part of these consolidated financial statements

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 and
the Period from Inception on July 18, 2001 through June 30, 2007
(Unaudited)

			From Inception
			on July 18, 2001
	For the Six Months Ended		Through
	June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATIONG ACTIVITIES:
Net income (loss)	$803,563	$(598,154)	$803,563
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	501	25,632	501
Stock for services	-	-	-
Stock for technology	-	-	-
Bad debt expense	-	-	-
Impairment of goodwill	-	-	-
Gain (loss) on forgiveness of debt	-	-	-
Gain (loss) on sale of assets	-	17,520	-
Change in assets and liabilities (net of acquisition):
(Increase) decrease in other assets	-	(104,875)	-
(Increase) decrease in other receivable	-	22,249	-
(Increase) decrease in prepaid expenses	-	(2,139)	-
(Increase) decrease in accrued interest	-	-	-
Decrease in inventory	-	-	-
(Decrease) increase in accounts payable	(25,019)	68,475	(25,019)
(Decrease) increase in accrued expenses	(857,907)	188,412	(857,907)
Net Cash Used in Operating Activities	(78,862)	(382,880)	(78,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,460)	(9,134)	(1,460)
Proceeds received on sale of fixed assets	-	2,898	-
Payments made on related party notes	-	-	-
Proceeds received on related party notes	-	167,000	-
Acquisition of investments	-	-	-
Proceeds from return of investments	-	250,000	-
Net Cash Provided by (Used in) Investing Activities	(1,460)	410,764	(1,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	-
Proceeds from related party notes	-	-	-
Proceeds from notes payable	149,982	-	149,982
Payments made on notes payable	(41,615)	(156)	(41,615)
Proceeds from issuance of common stock	-	-	-
Net Cash Provided by (Used in) Financing Activities	108,367	(156)	108,367

NET INCREASE IN CASH AND CASH EQUIVALENT	28,045	27,728	28,045

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(6,735)	(36,453)	(6,735)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	227	22,623	-

CASH AND CASH EQUIVALENT AT END OF PERIOD	$21,537	$13,898	$21,310

The accompanying notes are an integral part of these consolidated financial statements

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 and
the Period from Inception on July 18, 2001 through June 30, 2007
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$5,712	$-
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for thechnology	$-	$-	$-
Stock issued for services	$-	$-	$-
Stock issued for in lieu of debt	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Nature of Business and Going Concern

(a)	Description of Business

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

Initially registered as California Cola Distributing Company, Inc, the Company changed its name twice:  first to Rexford, Inc. in October 1992 and to the current name in July 1999.

In July 1999, Lexon acquired 100% of the outstanding common stock of Chicago Map Corporation (CMC) in exchange for 10,500,000 shares of the Company's common stock through a reverse acquisition accompanied by a recapitalization.  The surviving entity, Lexon, reflected the assets and liabilities of Lexon and CMC at their historical book values. Lexon dissolved CMC in 2002.

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

In March 2003, the Company incorporated Lexon Korea Corporation (“Lexon Korea”) as a wholly-owned subsidiary in the Republic of Korea for the purpose of entering into  Lexon Korea was reorganized in August 2005, and as a result, the Company’s equity share in Lexon Korea was reduced to 10%.

In December 2004, the Company acquired 90.16% of the voting stock of Techone Company, Ltd, a Korean corporation by investing $1,585,000.  The Company recognized goodwill of $1,851,692 in the acquisition.  The Company acquired Techone to develop it as the Company’s core operating business in Korea of manufacturing and selling LTCC related products.  However, the development of the LTCC related products was not successful, and the operations of Techone became highly leveraged financially.  In August 2005, certain creditors filed an involuntary foreclosure and sold Techone’s assets through public auction to satisfy secured debts.  This disposal of assets resulted in a gain $1,315,469 for the year ended December 31, 2005.  In February 2006, Techone changed its name to Lexon Semiconductor Corporation and all of its operation has been suspended due to lack of operating working capital.

(b)	Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,121,007 and a working capital deficit of approximately $2,172,000 as of June 30, 2007.   The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.  This situation raises substantial doubt about the Company's ability to continue as a going concern.   The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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

Minority interests are recorded to the extent of equity owned. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

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

(j)	Basic Earning (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the each period of the consolidated financial statements.  Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is anti-dilutive for the periods presented.

The following is a reconciliation of the numerators and denominators of the earning (loss) per share computations at June 30, 2007 and 2006:

	June 30,
	2007	2006

Numerator – income (loss) for the six months	$803,563	$(598,154)

Denominator – weighted average number of shares outstanding	34,183,778	34,183,778

Earning (Loss) per share	$0.02	$(0.02)

(k)	Financial Instruments

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

Note 3 - Property and Equipment

Property and equipment consists of the following at June 30, 2007:

Computer and equipment	$10,450
Furniture and fixture	4,287
14,737
Less: accumulated depreciation	(13,318)

Net property and equipment	$1,419

Depreciation expenses for the six months ended June 30, 2007 and 2006 were $501 and $25,632, respectively.

Note 4 - Investments

In 2003, Techone invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment is recorded under the equity method.  The fair value of this investment as of June 30, 2007 was $105,679.

Note 5 - Related Party Transactions

As of June 30, 2007, the Company has loans payable totaling $400,502 to officers, directors and shareholders of the Company and other related individuals. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company has not been able to pay compensation to its officers on time, and the past due compensation aggregated $1,688,409.  The Company’s former officers waived $888,000, and as a result the balance of the unpaid compensations was reduced to $800,409 as of June 30, 2007.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amounts will be paid in future.

Note 7 - Notes Payable

Notes payable consisted of the following at June 30, 2007:

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000

Note payable to an unrelated party with interest at 7.5% per annum, unsecured. Note is due on demand	149,982

Total notes due	$174,982

Note 8 - Income Taxes

Deferred income tax assets amounted to approximately $2,045,000 as of the June 30, 2007, resulting primarily from net operating loss carryforwards.  The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

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

While 147,000 options remain available for grant under the 2000 plan, there were no stock options granted during the period ended June 30, 2007.

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

Balance, December 31, 2006	$(119,837)

Effect of currency translation	(5,848)

Balance, June 30, 2007	$(125,685)

Note 11 - Convertible Notes Payable

The Company has the following convertible debenture notes outstanding as of June 30, 2007:

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $7,891.	$30,000

Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $9,639.	56,960

Total notes due	$86,960

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

Due to our sole reliance on debt and equity financing to fund our operations to date, we have incurred a loss and decided to shift our primary focus to seeking joint venture partners, business acquisitions and business alliances in an effort to commence business operations outside the LTCC-related market, although we have not reached any definitive agreements to date.

Results of Operation for Six Months Ended June 30, 2007 Compared to June 30, 2006

Revenues.  Due to the suspension of the business operations of Lexon Semiconductor Corporation (“Lexon Semi”) since July 2006, we had no revenues for the six months ended June 30, 2007 and no revenues for the prior year period.

Operating Expenses. Operating expenses for the six months ended June 30, 2007 were $80,346, consisting of $79,845 in selling, general and administrative expenses, and $501 in depreciation and amortization.  Operating expenses for the prior year period were $575,636, consisting of $527,481 in selling, general and administrative expenses, $22,523 in research and development, and $25,632 in depreciation and amortization.  The decrease in operating expenses for the current period is due to the suspension of the business operations of Lexon Semi since July 2006 and our efforts to reduce expenses because resources have not been available.

Operating expenses since inception (July 18, 2001) total $4,555,248.  Our net earnings per share for the six months ended June 30, 2007 was $0.02, based on a weighted average of 34,183,778 shares outstanding.

Other Income. Other income for the six months ended June 30, 2007 consisted of $883,909, consisting of $888,000 as gain on forgiveness of debt by former Chairman, J. Jehy Lah, in the amount of $591,250, and Secretary, Ben Hwang, in the amount of $296,750, and $4,091 in interest expense. Other expense for the prior year period totaled $5,712 in interest expense, a loss of $17,520 on the sale of assets, and $714 in interest income.

Liquidity and Capital Resources

At June 30, 2007, we had current assets of $21,537 and current liabilities of $2,005,849 for negative working capital of $1,984,312.  Current assets consisted primarily of cash and cash equivalents of $21,537.

At June 30, 2007, we had property and equipment, net totaling $1,419, consisting of computer and equipment, furniture and fixtures in the amount of $14,737 less the accumulated depreciation of $13,318.  We had other assets of $111,834 in investments, deposits and other assets, for total assets of $134,790.

Current liabilities at June 30, 2007, consisted of accounts payable of $542,996, accounts payable - related parties of $400,502, accrued expenses of $800,409, convertible notes payable of $86,960 and notes payable of $174,982. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the six months ended June 30, 2007, net cash flows used in operating activities totaled $78,862 compared to net cash flows used in operating activities of $382,880 in the prior year period.  Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the six months ended June 30, 2007, net cash used in investing activities totaled $1,460 compared to net cash provided in operating activities of $410,764 in the prior year period.

Net cash received in financing activities for the six months ended June 30, 2007 consisted of $108,367 cash paid on notes payable. In the prior year period, cash used by financing activities totaled $156.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $5,121,007 at June 30, 2007, a working capital deficit and limited internal financial resources.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern.  Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2007. No definitive terms or agreements for funding or a business combination have been reached at the date of this Report.

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

None.

ITEM 3. DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended June 30, 2007.

ITEM 5. OTHER INFORMATION

Executive Compensation

The Company has accrued an aggregate of unpaid compensation owed to its former officers in the amount of $1,688,409. The Company reached an agreement with J. Jehy Lah and Ben Hwang in which the former officers agreed to collectively waive an aggregate of $888,000 in unpaid compensation to reduce the total corporate liabilities of the Company. As a result of such waiver, the Company’s adjusted accrued unpaid compensation that is owed to its former officers is $800,409 as of June 30, 2007.

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

Date: June 17, 2007

LEXON TECHNOLOGIES, INC.

/S/Hyung Soon Lee, President, Chief Executive Officer, Chief Financial Officer