Form 10QSB
period 2007-09-30
LEXON TECHNOLOGIES INC
filed 2007-11-14
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2007

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

As of November 14, 2007, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	F-1 - F-13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3. CONTROLS AND PROCEDURES	4

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	5
ITEM 2. CHANGES IN SECURITIES	5
ITEM 3. DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES	5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	5
ITEM 5. OTHER INFORMATION	5
ITEM 6. EXHIBITS	5

SIGNATURES	6

EX-31.1 (07SEPT PRIN EXEC 302 CERT)

EX-31.2 (07SEPT PRIN FIN 302 CERT)

EX-32 (07SEPT PRIN EXEC AND FIN 906 CERT)

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents (Note 2)	$9,703	$227

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)	1,339	-

OTHER ASSETS
Investments (Note 4)	105,679	104,839
Deposits and other assets	5,925	6,568
Total Other Assets	111,604	111,407

TOTAL ASSETS	$122,646	$111,634

CURRENT LIABILITIES
Accounts payable	$542,996	$546,764
Due to related parties (Note 5)	400,502	421,753
Accrued expenses (Note 6)	802,526	1,658,316
Convertible notes payable (Note 11)	86,960	128,575
Notes payable (Note 7)	174,982	25,000
Total Current Liabilities	2,007,966	2,780,408

CONTINGENT LIABILITIES (Note 6)	274,610	274,610

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.001 per share;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss (Note 10)	(125,685)	(119,837)
Deficit accumulated during the development stage	(5,135,268)	(5,924,570)
Total Stockholders' Deficiency	(2,159,930)	(2,943,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$122,646	$111,634

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months and the Nine Months Ended September 30, 2007 and 2006 and
the Period from Inception on July 18, 2001 through September 30, 2007
(Unaudited)

					From Inception
					on July 18, 2001
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Research and development	-	3,400	-	25,923	-
Selling, general and administrative	11,834	129,448	91,679	656,929	179,253
Bad debt expense	-	16,440	-	16,440	-
Depreciation and amortization	310	12,854	811	38,486	1,040
Total Expenses	12,144	162,142	92,490	737,778	180,293

INCOME (LOSS) FROM OPERATIONS	(12,144)	(162,142)	(92,490)	(737,778)	(180,293)

OTHER INCOME (EXPENSES)
Interest income	-	1	-	715	-
Other income	-	-	-	-	-
Gain (loss) on sale or foreclosure of assets	-	(17)	-	(17,537)	-
Gain on forgiveness of debt (Note 6)	-	-	888,000	-	888,000
Interest expense	(2,117)	(2,903)	(6,208)	(8,615)	(8,206)
Impairment of goodwill	-	(1,851,692)	-	(1,851,692)	-
Gain (loss) from investment	-	-	-	-	-
Gain (loss) from discontinued operation	-	-	-	-	-
Total Other Income (Expenses)	(2,117)	(1,854,611)	881,792	(1,877,129)	879,794

NET INCOME (LOSS)	$(14,261)	$(2,016,753)	$789,302	$(2,614,907)	$699,501

BASIC LOSS PER SHARE	$(0.01)	$(0.06)	$0.02	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCKS OUTSTANDING	34,183,778	34,183,778	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
the Period from Inception on July 18, 2001 through September 30, 2007
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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Continued)
the Period from Inception on July 18, 2001 through September 30, 2007

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	Stage

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

October 2004 - stock issued for
cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-

December 2004 - stock issued for
cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-

December 2004 - stock issued for
services at $0.25 pr share	1,000,000	1,000	249,000	-	-	-

December 2004 - stock issued
in lieu of outstanding debt
at $0.10 per share	2,370,000	2,370	234,630	-	-	-

Foreign currency translation	-	-	-	-	1,589	-

Net loss for the period ended
December 31, 2004	-	-	-	-	-	(907,200)

Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)

Foreign currency translation	-	-	-	-	(82,678)	-

Net loss for the period ended
December 31, 2005	-	-	-	-	-	(448,271)

Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)

Foreign currency translation	-	-	-	-	(20,773)	-

Investment loss	-	-	-	-	(22,704)	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(2,961,601)

Balance, December 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)

Foreign currency translation	-	-	-	-	(5,848)	-

Net income for the period ended
September 30, 2007	-	-	-	-	-	789,302

Balance, September 30, 2007	34,183,778	$34,184	$3,066,839	$-	$(125,685)	$(5,135,268)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 and
the Period from Inception on July 18, 2001 through September 30, 2007
(Unaudited)

			From Inception
			on July 18, 2001
	For the Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATIONG ACTIVITIES:
Net income (loss)	$789,302	$(2,614,907)	$(5,135,268)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	501	37,645	100,590
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	16,440	52,784
Impairment of goodwill	-	1,851,692	1,845,124
Gain on forgiveness of debt	-	-	(19,872)
Gain (loss) on sale of assets	-	17,537	(1,297,501)
Change in assets and liabilities (net of acquisition):
Increase in other assets	-	(104,920)	(18,219)
Decrease in other receivable	-	185,603	359,992
Decrease in prepaid expenses	-	4,684	4,684
Increase in accrued interest	-	-	(76,360)
(Increase) decrease in inventory	-	(1,839)	5,255
(Decrease) increase in accounts payable	(25,019)	125,620	298,117
(Decrease) increase in accrued expenses	(855,790)	82,112	1,610,321
Net Cash Used in Operating Activities	(91,006)	(400,333)	(1,631,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,460)	(9,134)	(4,576)
Proceeds received on sale of fixed assets	80	2,898	119,303
Payments made on related party notes	-	-	(235,554)
Proceeds received on related party notes	-	167,000	477,407
Acquisition of investments	-	-	(1,869,371)
Proceeds from return of investments	-	250,000	271,939
Net Cash Provided by (Used in) Investing Activities	(1,380)	410,764	(1,240,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	149,982	-	298,557
Payments made on notes payable	(41,615)	(149)	(493,822)
Proceeds from issuance of common stock	-	-	2,645,000
Net Cash Provided by (Used in) Financing Activities	108,367	(149)	2,909,466

NET INCREASE IN CASH AND CASH EQUIVALENT	15,981	10,282	36,981

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(6,505)	(20,773)	(27,278)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	227	22,623	-

CASH AND CASH EQUIVALENT AT END OF PERIOD	$9,703	$12,132	$9,703

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$-	$717,548

Non-Cash Investing and Financing Activities
Stock issued for thechnology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

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
September 30, 2007

(b)	Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,135,268 and a working capital deficit of approximately $1,998,000 as of September 30, 2007.   The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.  This situation raises substantial doubt about the Company's ability to continue as a going concern.   The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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
September 30, 2007

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
September 30, 2007

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
September 30, 2007

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

The following is a reconciliation of the numerators and denominators of the earning (loss) per share computations at September 30, 2007 and 2006:

	September 30,
	2007	2006

Numerator – income (loss) for the nine months	$789,302	$(2,614,907)

Denominator – weighted average number of shares outstanding	34,183,778	34,183,778

Earning (Loss) per share	$0.02	$(0.08)

(k)	Financial Instruments

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

Note 3 - Property and Equipment

Property and equipment consists of the following at September 30, 2007:

Computer and equipment	$10,450
Furniture and fixture	4,287
14,737
Less: accumulated depreciation	(13,398)

Net property and equipment	$1,339

Depreciation expenses for the nine months ended September 30, 2007 and 2006 were $811 and $38,486, respectively.

Note 4 - Investments

In 2003, Techone invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment is recorded under the equity method.  The fair value of this investment as of September 30, 2007 was $105,679.

Note 5 - Related Party Transactions

As of September 30, 2007, the Company has loans payable totaling $400,502 to officers, directors and shareholders of the Company and other related individuals. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company has not been able to pay compensation to its officers on time, and the past due compensation aggregated $1,688,409. The Company’s former officers waived $888,000, and as a result the balance of the unpaid compensations was reduced to $800,409 as of September 30, 2007.

The Company reached an agreement with former officers in which the officers forfeit portions of the unpaid accrued compensation.  The Company recorded $888,000 of forgiveness of debt during the quarter ended June 30, 2007.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amounts will be paid in future.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

Note 7 - Notes Payable

Notes payable consisted of the following at September 30, 2007:

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000

Note payable to an unrelated party with interest at 7.5% per annum, unsecured. Note is due on demand	149,982

Total notes due	$174,982

Note 8 - Income Taxes

Deferred income tax assets amounted to approximately $2,045,000 as of the September 30, 2007, resulting primarily from net operating loss carryforwards.  The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

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

While 147,000 options remain available for grant under the 2000 plan, there were no stock options granted during the period ended September 30, 2007.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

Note 10 - Other Comprehensive Loss

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

Balance, December 31, 2006	$(119,837)

Effect of currency translation	(5,848)

Balance, September 30, 2007	$(125,685)

Note 11 - Convertible Notes Payable

The Company has the following convertible debenture notes outstanding as of September 30, 2007:

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $7,891.	$30,000
Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $9,639.	56,960

Total notes due	$86,960

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

Results of Operation for Six Months Ended September 30, 2007 Compared to September 30, 2006

Revenues.  Due to the suspension of the business operations of Lexon Semiconductor Corporation (“Lexon Semi”) since July 2006, we had no revenues for the nine months ended September 30, 2007 and no revenues for the prior year period.

Operating Expenses. Operating expenses for the nine months ended September 30, 2007 were $92,490, consisting of $91,679 in selling, general and administrative expenses, and $811 in depreciation and amortization.  Operating expenses for the prior year period were $737,778, consisting of $656,929 in selling, general and administrative expenses, $25,923 in research and development, $16,440 in bad debt expense, and $38,486 in depreciation and amortization.  The decrease in operating expenses for the current period is due to the suspension of the business operations of Lexon Semi since July 2006 and our efforts to reduce expenses because resources have not been available.

Operating expenses since inception (July 18, 2001) total $180,293.  Our net earnings per share for the nine months ended September 30, 2007 was $0.02, based on a weighted average of 34,183,778 shares outstanding.

Other Income. Other income for the nine months ended September 30, 2007 consisted of $881,792, consisting of $888,000 as gain on forgiveness of debt by former Chairman, J. Jehy Lah, in the amount of $591,250, and Secretary, Ben Hwang, in the amount of $296,750, and $6,208 in interest expense. Other expense for the prior year period totaled $1,877,129, consisting of $1,851,692 in impairment of goodwill, a loss of $17,537 on the sale of assets, $8,615 in interest expense, and $715 in interest income.

Liquidity and Capital Resources

At September 30, 2007, we had current assets of $9,703 and current liabilities of $2,007,966 for negative working capital of $1,998,263.  Current assets consisted primarily of cash and cash equivalents of $9,703.

At September 30, 2007, we had property and equipment, net totaling $1,339, consisting of computer and equipment, furniture and fixtures in the amount of $14,737 less the accumulated depreciation of $13,398.  We had other assets of $111,604 in investments, deposits and other assets, for total assets of $122,646.

Current liabilities at September 30, 2007, consisted of accounts payable of $542,996, accounts payable - related parties of $400,502, accrued expenses of $802,526, convertible notes payable of $86,960, and notes payable of $174,982. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the nine months ended September 30, 2007, net cash flows used in operating activities totaled $91,006 compared to net cash flows used in operating activities of $400,333 in the prior year period.  Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the nine months ended September 30, 2007, net cash used in investing activities totaled $1,380 compared to net cash provided in operating activities of $410,764 in the prior year period.

Net cash received in financing activities for the nine months ended September 30, 2007 consisted of $149,982 in proceeds from notes payable, and $41,615 cash paid on notes payable, for a total of $108,367. In the prior year period, cash used by financing activities totaled $149.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant recurring losses which have resulted in an accumulated deficit of $5,135,268, and a working capital deficit of approximately $1,998,000, as of September 30, 2007.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern.  Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2007. No definitive terms or agreements for funding or a business combination have been reached at the date of this Report.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believes that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 31.2 - CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 14, 2007

LEXON TECHNOLOGIES, INC.

/S/ Hyung Soon Lee
President, Chief Executive Officer, Chief Financial Officer