Form 10KSB
period 2007-12-31
LEXON TECHNOLOGIES INC
filed 2008-03-28
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ❒

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒   No ❒  (2) Yes ☒ No  ❒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

As of March 28, 2008, Lexon had 34,183,778 shares of common stock outstanding. Based on the average bid and asked prices of the common stock at March 28, 2008, of $0.035 per share, the market value of shares held by non-affiliates would be $820,593.13, based on 23,445,518 shares. Lexon's stock is traded on the over-the-counter bulletin board system under the symbol “LEXO” however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

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

Most of Lexon Semi's assets, however, were seized and sold at auction effective August 19, 2005 for $3,162,000 to satisfy certain secured creditors. Management negotiated a lease arrangement with the acquirer to allow the Company to continue operations and use the Lexon Semi facilities. The new landlord agreed to lease the building, land, and equipment to the Company for 20 million South Korean Won per month (approximately $18,000 U.S. dollars per month). However, during July 2006, the operations of Lexon Semi were suspended due to lack of funds. The Company presently does not have any business operations and is seeking other business opportunities and/or potential merger candidates.

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

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and stockholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

None.

 PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices of our Common Stock in the over the counter market as reported by a market maker on the OTC Bulletin Board (the “OTCBB”) and the National Quotation Bureau's Pink Sheets for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2007	High Bid	Low Bid

Quarter ended 12/31/07	$0.05	$0.015
Quarter ended 9/30/07	$0.05	$0.035
Quarter ended 6/30/07	$0.035	$0.035
Quarter ended 3/31/07	$0.08	$0.03

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$0.08	$0.03
Quarter ended 9/30/06	$0.05	$0.03
Quarter ended 6/30/06	$0.06	$0.04
Quarter ended 3/31/06	$0.110	$0.05

Trading of our common stock has been limited or sporadic. The number of our shareholders of record at March 28, 2008 was approximately 325.

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

Results of Operations for the Year Ended December 31, 2007 compared to December 31, 2006

Revenues. We had no revenues for the year ended December 31, 2007 and December 31, 2006. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating Expenses. Total operating expenses during the year ended December 31, 2007 were $130,337, consisting of $129,127 in selling, general and administrative expenses, and $1,210 in depreciation and amortization. Operating expenses for the year ended December 31, 2006 were $866,724, consisting of $785,264 in selling, general and administrative expenses, $26,559 in research and development, $16,843 in bad debt expense, and $38,058 in depreciation and amortization.

Operating expenses since inception (July 18, 2001) total $4,605,239. Our net earning per share for the year ended December 31, 2007 was $0.02, based on a weighted average of 34,183,778 shares outstanding.

Other Income (Expense). Other income for the year ended December 31, 2007, consisted of a gain on debt cancellation of $888,000 as a result of an agreement with the Company’s former officers in which the officers agreed to waive and forfeit a portion of their respective unpaid accrued compensation, which is offset by $8,324 in interest expense.

Liquidity and Capital Resources

At December 31, 2007, we had current assets of $5,255 and current liabilities of $2,031,135 for negative working capital of $2,025,880. Current assets consisted solely of cash and cash equivalents.

At December 31, 2007, we had net property and equipment of $1,176 as a result of the disposal and liquidation of most of our tangible assets during the year. We had other assets in investments of $104,189, and $5,609 in deposits and other assets, for total other assets of $109,798. In 2003, Lexon Semi made an equity investment of $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity. The value of this investment as of December 31, 2007 was 104,189.

Current liabilities at December 31, 2007, consisted of accounts payable of $535,433, accounts payable-related parties of $402,118, accrued expenses of $831,642, convertible notes payable of $86,960, and notes payable of $174,982, for total current liabilities of $2,031,135. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the year ended December 31, 2007, net cash flows used in operating activities totaled $107,800 compared to net cash flows used in operating activities of $318,858 in the prior year. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the year ended December 31, 2007, net cash used in investing activities totaled $1,217 for the acquisition of property and equipment of $1,460, offset by the proceeds received on sale of fixed assets of $243. For the year ended December 31, 2006, cash flows provided by investing activities totaled $506,461 primarily for cash received on a related party note receivable and proceeds received from return of investment.

Net cash used in financing activities for the year ended December 31, 2007 consisted of $108,367, including cash paid on notes payable offset by proceeds from notes payable. In the prior year, cash provided by financing activities totaled $189,226, including cash paid on notes payable offset by proceeds from notes payable.

To date, our source of liquidity has been proceeds from the sale of our common stock, and the issuance of convertible notes and promissory notes to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $5,175,231 and a working capital deficit of approximately $2,300,000 at December 31, 2007, and limited internal financial resources. Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to commence revenue producing business operations during fiscal year 2008, although no definitive terms or agreements for funding or a business combination have been reached.

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

ITEM 8B.       OTHER INFORMATION

None.
 PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

Name	Age	Position	Dates Served

Joon Ho Chang	62	Chairman of the Board	3/07 to present
Hyung Soon Lee	56	CEO, CFO, Secretary, Director	3/07 to present
Kyu Hong Hwang	61	Director	7/01 to present

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

Joon Ho Chang.  Mr. Chang is the founder of Orda Korea Co., Ltd., in Seoul, Korea, and was elected Chairman and Chief Executive Officer in 1992, upon incorporation of the company (1992-present). Mr. Chang has been in the IT/software business and served various companies in various capacities, including Chairman of Hyun Young Systems Co., Ltd. (1992-1988), and was elected a board member in 1988 of Dong-A Computer Co. and served until 1992, and of Jung Won Systems Co. (1984-1989). Mr. Chang received his Bachelor of Arts degree in Business and Economics from Yonsei University in 1968.

Hyung Soon Lee. Prior to his appointment as the CEO of the Company, Me. Lee served as the Project Manager of the Company from 2004-2007 and was responsible for overseeing the expansion of the Company's facilities. Mr. Lee served as the CEO and President of Group of Environmental Architecture in Seoul, Korea from 1998 to 2004. Previously, Mr. Lee served in various management positions, including his position as project manager of Heerim Architects and Engineers (1994-1998), and Managing Director of Sungjo Construction Co. (1992-1994). Mr. Lee received his Bachelor of Arts degree in Architecture and Engineering from Hanyang University in Korea in 1975.

Kyu Hong Hwang. Mr. Hwang is a successful private investor currently engaged in the ownership of Hongha restaurant in Seoul. As a private investor and entrepreneur Mr. Hwang owned Choyung Industrial Corporation representing Polaroid and Alcon in Korea. Mr. Hwang started his business career with Daewoo in the office of planning and coordination. Prior to his military service form 1969-1972, Mr. Hwang received a law degree from Yonsei University in 1968.

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

Code of Ethics

None.

ITEM 10.        EXECUTIVE COMPENSATION

Summary Compensation Table

None of our officers or directors is currently receiving any cash compensation for their services.

Compensation Pursuant to Plans

None.

Pension Table

Not Applicable.

Other Compensation

None.

Compensation of Directors

Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.

We do not have any audit, nominating, compensation or other committee of our Board of Directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

The following table sets forth as of March 28, 2008 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address	Number of Shares	% of Class

J. Jehy Lah 8 Corporate Park, #300 Irvine, CA 92606	3,232,000 (1)	9.45%
Kenneth Eaken 12131 Drujon Lane Dallas, TX 75244	2,576,260 (2)	7.54%
Ben Hwang PO Box 17869 Irvine, CA 92623	2,366,250 (3)	6.92%
Kyoung Ho Lim #106-530 Apt. Hanbit-876 Binchun-Dong, Pyeongtaek-Shi Gyeonggi-Do, Korea	4,000,000	11.70%

Securities Ownership of Officers and Directors

Name and Address	Number of Shares	% of Class

Hyung Soon Lee, CEO and CFO 9 Acropolis Aisle Irvine, CA 92614	725,000(4)	0.02%
Kyu Hong Hwang, Director 701 Kwanghwamoon, #145 Jongro-ku, Seoul, Korea	4,930,000	14.42%
Joon Ho Chang, Chairman 227-8 Yatap-Dong, Bundang-Gu Kyung Gi Do, Korea	1,000,000	2.93%

Total (3 persons)	6,655,000	17.37%

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
(4) All of Mr. Lee’s shares are held through his wife, Kyung Joo Kang.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, during the fiscal years ended December 31, 2007 and 2006, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 13.          EXHIBITS

(a)(1) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kim and Lee

Kim and Lee was our independent auditor and examined our financial statements for the year ended December 31, 2007 and the fiscal year ended December 31, 2006. Kim and Lee performed the services listed below and was paid the fees listed below for the year ended December 31, 2007.

Audit Fees

Kim and Lee was paid aggregate fees of $31,000 for the year ended December 31, 2007 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these periods.

Audited-Related Fees

Kim and Lee was not paid additional fees for either the year ended December 31, 2007, or the fiscal year ended December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Kim and Lee was not paid fees for the year ended December 31, 2007 or professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

Kim and Lee was not paid any other fees for professional services during the year ended December 31, 2007 or the fiscal year ended December 31, 2006.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: March 28, 2008	By:	/s/ Hyung Soon Lee
Hyung Soon Lee President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Lexon Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lexon Technologies, Inc. and Subsidiaries (development stage companies) (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and other comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexon Technologies, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had working capital deficiencies as of December 31, 2007 and 2006, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California
March 25, 2008

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Balance Sheets
December 31, 2007 and 2006

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents (Note 2)	$5,255	$227

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)	1,176	-

OTHER ASSETS
Investments (Note 4)	104,189	104,839
Deposits and other assets	5,609	6,568
Total Other Assets	109,798	111,407

TOTAL ASSETS	$116,229	$111,634

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Balance Sheets
December 31, 2007 and 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2007	2006

CURRENT LIABILITIES
Accounts payable	$535,433	$546,764
Due to related parties (Note 5)	402,118	421,753
Accrued expenses (Note 6)	831,642	1,658,316
Convertible debentures (Note 11)	86,960	128,575
Notes payable (Note 7)	174,982	25,000
Total Current Liabilities	2,031,135	2,780,408

CONTINGENT LIABILITIES (Note 6)	274,610	274,610

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss (Note 10)	(115,308)	(119,837)
Deficit accumulated during the development stage	(5,175,231)	(5,924,570)
Total Stockholders' Deficit	(2,189,516)	(2,943,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$116,229	$111,634

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006 and
the Period from Inception on July 18, 2001 through December 31, 2007

			From Inception
			on July 18, 2001
	For the Years Ended		Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$22,031

EXPENSES
Research and development	-	26,559	495,688
Selling, general and administrative	129,127	785,264	3,955,468
Bad debt expense	-	16,843	52,784
Depreciation and amortization	1,210	38,058	101,299
Total Expenses	130,337	866,724	4,605,239

LOSS FROM OPERATIONS	(130,337)	(866,724)	(4,583,208)

OTHER INCOME (EXPENSES)
Interest income	-	732	40,543
Other income	-	-	6,000
Gain (loss) on sale or foreclosure of assets	-	(17,968)	1,296,367
Gain on debt cancellation (Note 6)	888,000	-	907,872
Interest expense	(8,324)	(11,518)	(776,682)
Impairment of goodwill	-	(1,851,692)	(1,851,692)
Loss from investment	-	(11,667)	(11,667)
Loss from discontinued operation	-	(202,764)	(202,764)
Total Other Income (Expenses)	879,676	(2,094,877)	(592,023)

NET INCOME (LOSS)	$749,339	$(2,961,601)	$(5,175,231)

BASIC EARNING (LOSS) PER SHARE	$0.02	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCKS OUTSTANDING	34,183,778	34,183,778

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statement of Stockholders' Deficit and Other Comprehensive Income (Loss)
the Period from Inception on July 18, 2001 through December 31, 2007

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

Net loss for the year ended
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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statement of Stockholders' Deficit and Other Comprehensive Income (Loss) (Continued)
the Period from Inception on July 18, 2001 through December 31, 2007

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	Stage

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

October 2004 - stock issued for
cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-

December 2004 - stock issued for
cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-

December 2004 - stock issued for
services at $0.25 pr share	1,000,000	1,000	249,000	-	-	-

December 2004 - stock issued
in lieu of outstanding debt
at $0.10 per share	2,370,000	2,370	234,630	-	-	-

Foreign currency translation	-	-	-	-	1,589	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(907,200)

Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)

Foreign currency translation	-	-	-	-	(82,678)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(448,271)

Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)

Foreign currency translation	-	-	-	-	(20,773)	-

Investment loss	-	-	-	-	(22,704)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(2,961,601)

Balance, December 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)

Foreign currency translation	-	-	-	-	4,529	-

Net income for the year ended
December 31, 2007	-	-	-	-	-	749,339

Balance, December 31, 2007	34,183,778	$34,184	$3,066,839	$-	$(115,308)	$(5,175,231)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006 and
the Period from Inception on July 18, 2001 through December 31, 2007

			From Inception
			on July 18, 2001
	For the Years Ended		Through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$749,339	$(2,961,601)	$(5,175,231)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	501	38,058	100,590
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	16,843	52,784
Impairment of goodwill	-	1,845,124	1,845,124
Gain on forgiveness of debt	-	-	(19,872)
(Gain) loss on sale of assets	-	17,968	(1,297,501)
Change in assets and liabilities (net of acquisition):
(Increase) decrease in other assets	-	6,425	(18,219)
Decrease in other receivable	-	385,250	359,992
Decrease in prepaid expenses	-	4,684	4,684
Increase in accrued interest	-	-	(76,360)
Decrease in inventory	-	5,255	5,255
(Decrease) increase in accounts payable	(30,966)	323,136	292,170
(Decrease) increase in accrued expenses	(826,674)	-	1,639,437
Net Cash Used in Operating Activities	(107,800)	(318,858)	(1,648,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,460)	10,161	(4,576)
Proceeds received on sale of fixed assets	243	80,065	119,466
Payments made on related party notes	-	-	(235,554)
Proceeds received on related party notes	-	167,000	477,407
Acquisition of investments	-	(22,704)	(1,869,371)
Proceeds from return of investments	-	271,939	271,939
Net Cash Provided by (Used in) Investing Activities	(1,217)	506,461	(1,240,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	149,982	-	298,557
Payments made on notes payable	(41,615)	(189,226)	(493,822)
Proceeds from issuance of common stock	-	-	2,645,000
Net Cash Provided by (Used in) Financing Activities	108,367	(189,226)	2,909,466

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(650)	(1,623)	20,350

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	5,678	(20,773)	(15,095)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	227	22,623	-

CASH AND CASH EQUIVALENT AT END OF PERIOD	$5,255	$227	$5,255

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006 and
the Period from Inception on July 18, 2001 through December 31, 2007

			From Inception
			on July 18, 2001
	For the Years Ended		Through
	December 31,		December 31,
	2007	2006	2007
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$-	$717,548

Non-Cash Investing and Financing Activities
Stock issued for technology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

In April 2002, Lexon acquired 100% of the outstanding common stock of Phacon Corporation (Phacon) in exchange for 17,500,000 shares of Company's common stock through a reverse acquisition accompanied by a recapitalization.  As part of the agreement, the Company elected a 1 for 10 reverse stock split and the acquired shares of Phacon were entirely canceled leaving the Company as the surviving entity.

In March 2003, the Company incorporated Lexon Korea Corporation (“Lexon Korea”) as a wholly-owned subsidiary in Korea for the purpose of entering into potential business combinations with Korean operating entities. Lexon Korea was reorganized in August 2005, and as a result, the Company’s equity share in Lexon Korea was reduced to 10%.

In December 2004, the Company acquired 90.16% of the voting stock of Techone Company, Ltd, a company in Korea, by investing $1,585,000.  The Company recognized goodwill of $1,851,692 in the acquisition.  The Company acquired Techone to develop it as the Company’s core operating business in Korea for manufacturing and selling LTCC related products.  However, the development of the LTCC related products was not successful, and the operations of Techone became highly leveraged financially.  In August 2005, certain creditors filed an involuntary foreclosure and sold Techone’s assets through public auction to satisfy secured debts.  This disposal of assets resulted in a gain $1,315,469 for the year ended December 31, 2005.  In February 2006, Techone changed its name to Lexon Semiconductor Corporation and all of its operation has been suspended due to lack of operating working capital.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(b)	Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,175,231 and a working capital deficit of approximately $2,300,000 as of December 31, 2007.   The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.  This situation raises substantial doubt about the Company's ability to continue as a going concern.   The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(g)	Properties and Equipment

Properties and equipment are stated at cost.  Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is computed using the straight-line method over the following periods:

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

(j)	Intangible Assets

Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of   amortization computed using the straight-line method over five to ten years.

(k)	Basic Earning (Loss) Per Share

The computations of basic earning (loss) per share of common stock are based on the weighted average number of common shares outstanding during the each period of the consolidated financial statements.  Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is anti-dilutive for the periods presented.

The following is a reconciliation of the numerators and denominators of the earning (loss) per share computations at December 31:

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	2007	2006

Numerator – income (loss) for the year	$749,339	$(2,961,601)

Denominator – weighted average number of shares outstanding	34,183,778	34,183,778

Earning (loss) per share	$0.02	$(0.09)

(l)	Financial Instruments

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

(m)	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant effect on its financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company does not expect that the adoption of SFAS No. 159 will have a significant effect on its financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006

Computer and equipment	$10,450	$8,990
Furniture and fixture	4,287	4,287
	14,737	13,277
Accumulated depreciation	(13,561)	(13,277)

Net property and equipment	$1,176	$-

Depreciation expenses for the years ended December 31, 2007 and 2006 were $1,210 and $38,058, respectively.

Note 4 - Investments

In 2003, the Company’s subsidiary in Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment is recorded under the cost method.  The fair value of this investment as of December 31, 2007 and 2006 was $104,189 and $104,839, respectively.

Note 5 - Related Party Transactions

As of December 31, 2007, the Company has loans payable totaling $402,118 to officers, directors and shareholders of the Company and other related individuals. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company has not been able to pay compensations to its officers on time, and the past-due compensations aggregated $1,690,014, of which $888,000 was waived by the former officers. As a result, the balance of the past-due compensations was reduced to $802,014 as of December 31, 2007. The Company recorded the waived amount as gain on debt cancellation for the year ended December 31, 2007.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 7 - Notes Payable

Notes payable consisted of the following at December 31:

	2007	2006

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000	5,000

Note payable to an unrelated party with interest at 7.5% per annum, unsecured. Note is due on demand	149,982	-

Total notes payable	$174,982	$25,000

Note 8 - Income Taxes

Deferred income tax assets amounted to approximately $2,153,000 as of the December 31, 2007, resulting primarily from net operating loss carryforwards.  The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

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

While 147,000 options remain available for grant under the 2000 Plan, there were no stock options granted during the years ended December 31, 2007 and 2006.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

	2007	2006

Balance, beginning of year	$(119,837)	$(76,360)

Effect of currency translation	4,529	(20,773)
Unrealized loss on investment	-	(22,704)

Balance, end of year	$(115,308)	$(119,837)

Note 11 - Convertible Debentures

The Company has the following convertible debenture notes outstanding at December 31:

	2007	2006

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $9,587.	$30,000	$30,000

Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $12,857.	56,960	56,960

A note with 7.5% interest, convertible to 166,460 shares of common stock, matured on April 25, 2006.	-	41,615

Total convertible debentures	$86,960	$128,575