Form 10-Q
period 2008-03-31
LEXON TECHNOLOGIES INC
filed 2008-05-15
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2008

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
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2008, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☑

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2008 and 2007
(Unaudited)

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents (Note 2)	$4,771	$288,300

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)	1,135	-

OTHER ASSETS
Investments (Note 4)	98,624	103,603
Deposits and other assets	5,092	6,262
Total Other Assets	103,716	109,865

TOTAL ASSETS	$109,622	$398,165

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2008 and 2007
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$507,203	$540,492
Due to related parties (Note 5)	391,855	404,277
Accrued expenses (Note 6)	833,736	1,741,316
Convertible debentures (Note 11)	86,960	86,960
Notes payable (Note 7)	190,702	374,982
Total Current Liabilities	2,010,456	3,148,027

CONTINGENT LIABILITIES (Note 6)	274,610	274,610

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss (Note 10)	(76,572)	(111,124)
Deficit accumulated during the development stage	(5,199,895)	(6,014,371)
Total Stockholders' Deficit	(2,175,444)	(3,024,472)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$109,622	$398,165

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007 and
the Period from Inception on July 18, 2001 through March 31, 2008
(Unaudited)

			From Inception
	For the Three Months Ended		on July 18, 2001
	March 31,		Through
	2008	2007	March 31, 2008

REVENUES	$-	$-	$22,031

EXPENSES
Research and development	-	-	495,688
Selling, general and administrative	22,304	87,574	3,977,772
Bad debt expense	-	-	52,784
Depreciation and amortization	266	229	101,565
Total Expenses	22,570	87,803	4,627,809

LOSS FROM OPERATIONS	(22,570)	(87,803)	(4,605,809)

OTHER INCOME (EXPENSES)
Interest income	-	-	40,543
Other income	-	-	6,000
Gain on sale of assets	-	-	1,296,367
Gain on debt cancellation (Note 6)	-	-	907,872
Interest expense	(2,094)	(1,998)	(778,776)
Impairment of goodwill	-	-	(1,851,692)
Loss from investment	-	-	(11,667)
Loss from discontinued operation	-	-	(202,764)
Total Other Expense	(2,094)	(1,998)	(594,117)

NET LOSS	$(24,664)	$(89,801)	$(5,199,895)

BASIC LOSS PER SHARE (Note 1)	$(0.001)	$(0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCKS OUTSTANDING	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
the Period from Inception on July 18, 2001 through March 31, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Total

Balance, July 18, 2001	-	$-	$-	$-	$-	$-	$-

July 2001 - stock issued for provided by operating activities	13,720,000	13,720	-	-	-	-	13,720

August 2001 - stock issued for cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-	350,000

October 2001 - stock issued for technology at $0.25 pr share	1,500,000	1,500	373,500	-	-	-	375,000

Net loss for the period ended December 31, 2001	-	-	-	-	-	(522,180)	(522,180)

Balance, December 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)	216,540

Receipt of subscription receivable	-	-	-	220,000	-	-	220,000

April 2002 - stock issued to acquire Phacon Corporation (Note 1)	1,648,778	1,649	(641,346)	-	-	-	(639,697)

September 2002 - stock issued for cash at $0.25 per share	280,000	280	69,720	-	-	-	70,000

December 2002 - stock issued for cash at $0.83 per share	120,000	120	99,880	-	-	-	100,000

Net loss for the period ended December 31, 2002	-	-	-	-	-	(473,510)	(473,510)

Balance, December 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)	(506,667)

January 2003 - stock issued for cash at $0.83 per share	240,000	240	199,760	-	-	-	200,000

March 2003 - stock issued for cash at $0.25 per share	840,000	840	209,160	-	-	-	210,000

December 2003 - stock issued for cash at $0.25 per share	60,000	60	14,940	-	-	-	15,000

Foreign currency translation	-	-	-	-	4,729	-	4,729

Net loss for the period ended December 31, 2003	-	-	-	-	-	(611,808)	(611,808)

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$(688,746)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
the Period from Inception on July 18, 2001 through March 31, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Total

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$(688,746)

October 2004 - stock issued for cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-	1,000,000

December 2004 - stock issued for cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-	700,000

December 2004 - stock issued for services at $0.25 pr share	1,000,000	1,000	249,000	-	-	-	250,000

December 2004 - stock issued in lieu of outstanding debt at $0.10 per share	2,370,000	2,370	234,630	-	-	-	237,000

Foreign currency translation	-	-	-	-	1,589	-	1,589

Net loss for the period ended December 31, 2004	-	-	-	-	-	(907,200)	(907,200)

Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)	592,643

Foreign currency translation	-	-	-	-	(82,678)	-	(82,678)

Net loss for the period ended December 31, 2005	-	-	-	-	-	(448,271)	(448,271)

Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)	61,694

Foreign currency translation	-	-	-	-	(20,773)	-	(20,773)

Investment loss	-	-	-	-	(22,704)	-	(22,704)

Net loss for the period ended December 31, 2006	-	-	-	-	-	(2,961,601)	(2,961,601)

Balance, December 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)	(2,943,384)

Foreign currency translation	-	-	-	-	4,529	-	4,529

Net income for the period ended December 31, 2007	-	-	-	-	-	749,339	749,339

Balance, December 31, 2007	34,183,778	34,184	3,066,839	-	(115,308)	(5,175,231)	(2,189,516)

Foreign currency translation	-	-	-	-	38,736	-	38,736

Net loss for the period ended March 31, 2008	-	-	-	-	-	(24,664)	(24,664)

Balance, March 31, 2008	34,183,778	$34,184	$3,066,839	$-	$(76,572)	$(5,199,895)	$(2,175,444)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 and
the Period from Inception on July 18, 2001 through March 31, 2008
(Unaudited)

			From Inception
			on July 18, 2001
	For the Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATIONG ACTIVITIES:
Net loss	$(24,664)	$(89,801)	$(5,199,895)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	266	229	100,856
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	-	52,784
Impairment of goodwill	-	-	1,845,124
Gain on forgiveness of debt	-	-	(19,872)
Gain on sale of assets	-	-	(1,297,501)
Change in assets and liabilities (net of acquisition):		-
Increase in other assets	-	-	(18,219)
Decrease in other receivable	-	-	359,992
Decrease in prepaid expenses	-	-	4,684
Increase in accrued interest	-	-	(76,360)
Decrease in inventory	-	-	5,255
(Decrease) increase in accounts payable	(38,493)	59,252	253,677
Increase in accrued expenses	2,094	-	1,641,531
Net Cash Used in Operating Activities	(60,797)	(30,320)	(1,709,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(4,576)
Proceeds received on sale of fixed assets	-	-	119,466
Payments made on related party notes	-	-	(235,554)
Proceeds received on related party notes	-	-	477,407
Acquisition of investments	-	-	(1,869,371)
Proceeds from return of investments	-	-	271,939
Net Cash Used in Investing Activities	-	-	(1,240,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	15,720	349,982	314,277
Payments made on notes payable	-	(41,615)	(493,822)
Proceeds from issuance of common stock	-	-	2,645,000
Net Cash Provided by Financing Activities	15,720	308,367	2,925,186

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	(45,077)	278,047	(24,727)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	44,593	10,026	29,498

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	5,255	227	-

CASH AND CASH EQUIVALENT AT END OF PERIOD	$4,771	$288,300	$4,771

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 and
the Period from Inception on July 18, 2001 through March 31, 2008
(Unaudited)

(Continued)

	For the Three Months Ended March 31,		From Inception on July 18, 2001, Through March 31,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$-	$717,548

Non-Cash Investing and Financing Activities
Stock issued for thechnology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

Lexon Technologies, Inc. and Subsidiaries
(Development Stage Companies)
Notes to Consolidated Financial Statements
March 31, 2008 AND 2007
(Unaudited)

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
March 31, 2008 AND 2007
(Unaudited)

(b)	Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,199,895 and a working capital deficit of approximately $2,280,000 as of March 31, 2008.   The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.  This situation raises substantial doubt about the Company's ability to continue as a going concern.   The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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
March 31, 2008 AND 2007
(Unaudited)

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
March 31, 2008 AND 2007
(Unaudited)

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

The following is a reconciliation of the numerators and denominators of the earning (loss) per share computations at March 31:

Lexon Technologies, Inc. and Subsidiaries
(Development Stage Companies)
Notes to Consolidated Financial Statements
March 31, 2008 AND 2007
(Unaudited)

	2008	2007

Numerator – loss for the period	$(24,664)	$(89,801)

Denominator – weighted average number of shares outstanding	34,183,778	34,183,778

Loss per share	$(0.001)	$(0.003)

(j)    Financial Instruments

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

Lexon Technologies, Inc. and Subsidiaries
(Development Stage Companies)
Notes to Consolidated Financial Statements
March 31, 2008 AND 2007
(Unaudited)

Note 3 - Property and Equipment

Property and equipment consists of the following at March 31,:

	2008	2007

Computer and equipment	$10,450	$8,990
Furniture and fixture	4,287	4,287
	14,737	13,277
Accumulated depreciation	(13,602)	(13,277)

Net property and equipment	$1,135	$-

Depreciation expenses for the periods ended March 31, 2008 and 2007 were $266 and $229, respectively.

Note 4 - Investments

In 2003, the Company’s subsidiary in <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment is recorded under the cost method.  The fair value of this investment as of March 31, 2008 and 2007 was $98,624 and $103,603, respectively.

Note 5 - Related Party Transactions

As of March 31, 2008 and 2007, the Company has loans payable to officers, directors and shareholders of the Company and other related individuals totaling $391,855 and $404,277, respectively. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company has not been able to pay compensations to its officers on time, and the past-due compensations aggregated $1,690,014, of which $888,000 was waived by the former officers. As a result, the balance of the past-due compensations was reduced to $802,014 as of March 31, 2008. The Company recorded the waived amount as gain on debt cancellation for the year ended December 31, 2007.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

Note 7 - Notes Payable

Notes payable consisted of the following at March 31,:

	2008	2007

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000	5,000

Note payable to an unrelated party with interest at 7.5% per annum, unsecured. Note is due on demand	149,982	349,982

Note payable to an unrelated party, non-interest bearing and unsecured. Note is due on demand	15,720	-

Total notes payable	$190,702	$374,982

Note 8 - Income Taxes
Deferred income tax assets amounted to approximately $2,153,000 as of the March 31, 2008, resulting primarily from net operating loss carryforwards.  The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

Note 9 - Stock Option Plan

The Company accounts for its stock options in accordance with SFAS 123(R) "Accounting for Stock ‑ Based Compensation" and SFAS 148 "Accounting for Stock ‑ Based compensation ‑ Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience

On September 14, 2000, the Company adopted a Non-Qualified Stock Option Plan (the "2000 Plan") under which options to acquire common stock of the Company may be granted to employees and consultants of the Company or its subsidiaries.  Under this Plan, a total of 250,000 (post-split) shares of options, subject to certain restrictions, are authorized to be granted.  The exercise price of each option is determined by the Board of Directors on the date of grant.  The Board also determines the term, restrictions on vesting and exercise dates with expected life of the option term not exceeding 5 years.

While 147,000 options remain available for grant under the 2000 Plan, there were no stock options granted during the periods ended March 31, 2008 and 2007.

Lexon Technologies, Inc. and Subsidiaries
(Development Stage Companies)
Notes to Consolidated Financial Statements
March 31, 2008 AND 2007
(Unaudited)

Note 10 - Other Comprehensive Loss

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130").  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners.  The cumulative effect of foreign currency translation adjustments from South Korean Won to U.S. dollars, which is included in other comprehensive income in the stockholders’ equity section, consisted of the following at March 31,:

	2008	2007

Balance, beginning of period	$(115,308)	$(119,837)

Effect of currency translation	38,736	8,713

Balance, end of period	$(76,572)	$(111,124)

Note 11 - Convertible Debentures

The Company has the following convertible debenture notes outstanding at March 31,:

	2008	2007

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $10,148.	$30,000	$30,000

Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $13,922.	56,960	56,960

Total convertible debentures	$86,960	$86,960

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

Results of Operation for Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

You should read the selected financial data set forth below along with out discussion of our plan of operation and our financial statements and the related notes. We have derived the financial data from our unaudited financial statements. We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31, 2008	March 31, 2007	Change
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-
Operating expenses	22,570	87,803	74.3%
Net (loss)	$(24,664)	$(89,801)	$72.5%
Net (loss) per share	$ ( .001)	$ ( .003)	$66.7%

Revenues.

There were no revenues from operations for the three months ended March 31, 2008 and 2007.

Operating Expenses.

Operating expenses decreased by $65,233 to $22,570 for the three months ended March 31, 2008 as compared to $87,803 for the three months ended March 31, 2007.

Operating expenses for the three months ended March 31, 2008 were $22,570, consisting of $22,304 in selling, general and administrative expenses, and $266 in depreciation and amortization. Operating expenses for the prior year period were $87,803, consisting of $87,574 in selling, general and administrative expenses, and $229 in depreciation and amortization. The decrease in operating expenses is due to the suspension of the business operations of the Company since July 2006 and our continued efforts to reduce expenses due to limited resources.

Operating expenses since inception (July 18, 2001) total $$4,627,809.  Our net earnings per share for the three months ended March 31, 2008 was $0.001, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the three months ended March 31, 2008 consisted of $2,094 all in interest expense.  Other expense for the prior year period totaled $1,998 also in interest expense.

Liquidity and Capital Resources.

At March 31, 2008, we had current assets of $4,771 and current liabilities of $2,010,456 for negative working capital of $2,005,685.  Current assets consisted entirely of cash and cash equivalents.

At March 31, 2008, we had property and equipment, net totaling $1,135, consisting of computer and equipment, furniture and fixtures in the amount of $14,737 less the accumulated depreciation of $13,602.  We had other assets of $103,716 in investments, deposits and other assets, for total assets of $109,622.

Current liabilities at March 31, 2008, consisted of accounts payable of $507,203, accounts payable due to related parties of $391,855, accrued expenses of $833,736, convertible notes payable of $86,960, and notes payable of $190,702. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the three months ended March 31, 2008, net cash used in operating activities totaled $60,797 compared to net cash used in operating activities of $30,320 in the prior year period. Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

There were no net cash used in investing activities for the three months ended March 31, 2008 and the same previous year period.

Net cash provided by financing activities for the three months ended March 31, 2008 consisted primarily of $15,720 in proceeds from notes payable. In the prior year period, net cash provided by financing activities totaled $308,367.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant recurring losses which have resulted in an accumulated deficit of $5,199,895, and a working capital deficit of approximately $2,280,000, as of March 31, 2008.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2009. No definitive terms or agreements for funding or a business combination have been reached at the date of this Report.

Off-Balance Sheet Arrangements.

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 4T.	CONTROLS AND PROCEDURES

We are smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

LEXON TECHNOLOGIES, INC.

Date: May 15, 2008	By:	/s/ Hyung Soon Lee
Hyung Soon Lee
Chief Executive Officer and Chief Financial Officer