Form 10-Q
period 2008-06-30
LEXON TECHNOLOGIES INC
filed 2008-08-14
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008

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

As of August 14, 2008, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☑

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)

ASSETS

	June 30, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents (Note 2)	$36	$5,255

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)	1,094	1,176

OTHER ASSETS
Investments (Note 4)	93,141	104,189
Deposits and other assets	4,603	5,609
Total Other Assets	97,744	109,798

TOTAL ASSETS	$98,874	$116,229

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30, 2008	December 31, 2007

CURRENT LIABILITIES
Accounts payable	$479,385	$535,433
Due to related parties (Note 5)	382,780	402,118
Accrued expenses (Note 6)	835,829	831,642
Convertible debentures (Note 11)	86,960	86,960
Notes payable (Note 7)	190,702	174,982
Total Current Liabilities	1,975,656	2,031,135

CONTINGENT LIABILITIES (Note 6)	274,610	274,610

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss (Note 10)	(38,390)	(115,308)
Deficit accumulated during the development stage	(5,214,025)	(5,175,231)
Total Stockholders' Deficit	(2,151,392)	(2,189,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$98,874	$116,229

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months and the Six Months Ended June 30, 2008 and 2007 and
the Period from Inception on July 18, 2001 through June 30, 2008
(Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		on July 18, 2001
	June 30,		June 30,		Through
	2008	2007	2008	2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$22,031

EXPENSES
Research and development	-	-	-	-	495,688
Selling, general and administrative	11,785	(7,729)	34,089	79,845	3,989,557
Bad debt expense	-	-	-	-	52,784
Depreciation and amortization	252	272	518	501	101,817
Total Expenses	12,037	(7,457)	34,607	80,346	4,639,846

INCOME (LOSS) FROM OPERATIONS	(12,037)	7,457	(34,607)	(80,346)	(4,617,815)

OTHER INCOME (EXPENSES)
Interest income	-	-	-	-	40,543
Other income	-	-	-	-	6,000
Gain on sale of assets	-	-	-	-	1,296,367
Gain on debt cancellation (Note 6)	-	888,000	-	888,000	907,872
Interest expense	(2,093)	(2,093)	(4,187)	(4,091)	(780,869)
Impairment of goodwill	-	-	-	-	(1,851,692)
Loss from investment	-	-	-	-	(11,667)
Loss from discontinued operation	-	-	-	-	(202,764)
Total Other Income (Expenses)	(2,093)	885,907	(4,187)	883,909	(596,210)

NET INCOME (LOSS)	$(14,130)	$893,364	$(38,794)	$803,563	$(5,214,025)

BASIC EARNING (LOSS) PER SHARE (Note 1)	$(0.001)	$0.03	$(0.001)	$0.02

WEIGHTED AVERAGE NUMBER OF
COMMON STOCKS OUTSTANDING	34,183,778	34,183,778	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
the Period from Inception on July 18, 2001 through June 30, 2008
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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
the Period from Inception on July 18, 2001 through June 30, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$(688,746)

October 2004 - stock issued for
cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-	1,000,000

December 2004 - stock issued for
cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-	700,000

December 2004 - stock issued for
services at $0.25 pr share	1,000,000	1,000	249,000	-	-	-	250,000

December 2004 - stock issued
in lieu of outstanding debt
at $0.10 per share	2,370,000	2,370	234,630	-	-	-	237,000

Foreign currency translation	-	-	-	-	1,589	-	1,589

Net loss for the period ended
December 31, 2004	-	-	-	-	-	(907,200)	(907,200)

Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)	592,643

Foreign currency translation	-	-	-	-	(82,678)	-	(82,678)

Net loss for the period ended
December 31, 2005	-	-	-	-	-	(448,271)	(448,271)

Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)	61,694

Foreign currency translation	-	-	-	-	(20,773)	-	(20,773)

Investment loss	-	-	-	-	(22,704)	-	(22,704)

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(2,961,601)	(2,961,601)

Balance, December 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)	(2,943,384)

Foreign currency translation	-	-	-	-	4,529	-	4,529

Net income for the period ended
December 31, 2007	-	-	-	-	-	749,339	749,339

Balance, December 31, 2007	34,183,778	34,184	3,066,839	-	(115,308)	(5,175,231)	(2,189,516)

Foreign currency translation	-	-	-	-	76,918	-	76,918

Net loss for the period ended
June 30, 2008	-	-	-	-	-	(38,794)	(38,794)

Balance, June 30, 2008	34,183,778	$34,184	$3,066,839	$-	$(38,390)	$(5,214,025)	$(2,151,392)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 and
the Period from Inception on July 18, 2001 through June 30, 2008
(Unaudited)

		From Inception
		on July 18, 2001
For the Six Months Ended		Through
June 30,		June 30,
2008	2007	2008
CASH FLOWS FROM OPERATIONG ACTIVITIES:
Net income (loss)	$(38,794)	$803,563	$(5,214,025)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	266	501	100,856
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Bad debt expense	-	-	52,784
Impairment of goodwill	-	-	1,845,124
Gain on forgiveness of debt	-	-	(19,872)
Gain on sale of assets	-	-	(1,297,501)
Change in assets and liabilities (net of acquisition):		-
Increase in other assets	-	-	(18,219)
Decrease in other receivable	-	-	359,992
Decrease in prepaid expenses	-	-	4,684
Increase in accrued interest	-	-	(76,360)
Decrease in inventory	-	-	5,255
(Decrease) increase in accounts payable	(75,386)	(25,019)	216,784
(Decrease) increase in accrued expenses	4,187	(857,907)	1,643,624
Net Cash Used in Operating Activities	(109,727)	(78,862)	(1,758,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(1,460)	(4,576)
Proceeds received on sale of fixed assets	41	-	119,507
Payments made on related party notes	-	-	(235,554)
Proceeds received on related party notes	-	-	477,407
Acquisition of investments	-	-	(1,869,371)
Proceeds from return of investments	-	-	271,939
Net Cash Provided by (Used in) Investing Activities	41	(1,460)	(1,240,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000
Proceeds from related party notes	-	-	239,731
Proceeds from notes payable	15,720	149,982	314,277
Payments made on notes payable	-	(41,615)	(493,822)
Proceeds from issuance of common stock	-	-	2,645,000
Net Cash Provided by Financing Activities	15,720	108,367	2,925,186

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,966)	28,045	(73,616)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	88,747	(6,735)	73,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,255	227	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36	$21,537	$36

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 and
the Period from Inception on July 18, 2001 through June 30, 2008
(Unaudited)

		From Inception
		on July 18, 2001
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
June 30, 2008
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
June 30, 2008
(Unaudited)

(b)	Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $38,794 during the period ended June 30, 2008, and as of that date, the Company’s current liabilities exceeded its current assets by $2,250,230 and its total liabilities exceeded its total assets by $2,151,392. The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended. This situation raises substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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
June 30, 2008
(Unaudited)

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

Revenue is recognized, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), when delivery has occurred and collection of the related receivable is probable.  As such, the Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer.  There are no multi-deliverables or product warranties requiring accounting recognition.

(e)	Foreign Currency Translation

For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, Korean Won.  In accordance with the Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation”, the assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year.  The resultant cumulative translation adjustments to the assets and liabilities are recorded as other comprehensive income (loss) as a separate component of stockholders’ equity.  Exchange rate adjustments resulting from foreign currency transactions are included in the determination of net income (loss).  Such amounts have been insignificant for all years presented.

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
June 30, 2008
(Unaudited)

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

The following is a reconciliation of the numerators and denominators of the earning (loss) per share computations at June 30:

	2008	2007

Numerator – net income (loss) for the period	$(38,794)	$803,563

Denominator – weighted average number of shares outstanding	34,183,778	34,183,778

Earning (loss) per share	$(0.001)	$0.02

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s financial statements.

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

Note 3 - Property and Equipment

Property and equipment consists of the following at:

	June 30, 2008	December 31, 2007

Computer and equipment	$10,450	$10,450
Furniture and fixture	4,287	4,287
	14,737	14,737
Accumulated depreciation	(13,643)	(13,561)

Net property and equipment	$1,094	$1,176

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Depreciation expenses for the periods ended June 30, 2008 and 2007 were $518 and $501, respectively.

Note 4 - Investments

In 2003, the Company’s subsidiary in Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment is recorded under the cost method.  The fair value of this investment as of June 30, 2008 and December 31, 2007 was $93,141 and $104,189, respectively.

Note 5 - Related Party Transactions

As of June 30, 2008 and December 31, 2007, the Company has loans payable to officers, directors and shareholders of the Company and other related individuals totaling $382,780 and $402,118, respectively. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company has not been able to pay compensations to its officers on time, and the past-due compensations aggregating $1,690,014, of which $888,000 was waived by the former officers. As a result, the balance of the past-due compensations was reduced to $802,014 as of June 30, 2008. The Company recorded the waived amount as gain on debt cancellation for the year ended December 31, 2007.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

Note 7 - Notes Payable

Notes payable consisted of the following at:

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

	June 30, 2008	December 31, 2007

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000	5,000

Note payable to an unrelated party with interest at 7.5% per annum, unsecured. Note is due on demand	149,982	149,982

Note payable to an unrelated party, non-interest bearing and unsecured. Note is due on demand	15,720	-

Total notes payable	$190,702	$174,982

Note 8 - Income Taxes

Deferred income tax assets amounted to approximately $2,153,000 as of the June 30, 2008, resulting primarily from net operating loss carryforwards.  The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

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

On September 14, 2000, the Company adopted a Non-Qualified Stock Option Plan (the "2000 Plan") under which options to acquire common stock of the Company may be granted to employees and consultants of the Company or its subsidiaries.  Under this Plan, a total of 250,000 (post-split) shares of options, subject to certain restrictions, are authorized to be granted.  The exercise price of each option is determined by the Board of Directors on the date of grant.  The Board also determines the term, restrictions on vesting and exercise dates with expected life of the option term not exceeding five years.

While 147,000 options remain available for grant under the 2000 Plan, there were no stock options granted during the periods ended June 30, 2008 and 2007.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 10 - Other Comprehensive Income (Loss)

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130").  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners.  The cumulative effect of foreign currency translation adjustments from South Korean Won to U.S. dollars, which is included in other comprehensive income (loss) in the stockholders’ equity section, consisted of the following at:

	June 30, 2008	December 31, 2007

Balance, beginning of period	$(115,308)	$(119,837)

Effect of currency translation	76,918	4,529

Balance, end of period	$(38,390)	$(115,308)

Note 11 - Convertible Debentures

The Company has the following convertible debenture notes outstanding at:

	June 30, 2008	December 31, 2007

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $10,708.	$30,000	$30,000

Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $14,987.	56,960	56,960

Total convertible debentures	$86,960	$86,960

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

Results of Operation for Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

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

	Six Months	Six Months
	Ended	Ended	Percentage
	June 30, 2008	June 30, 2007	Change
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-
Operating expenses	34,607	80,346	56.9%
Net (loss)	$(38,794)	$(803,563)	$95.2%
Net (loss) per share	$(.001)	$.02	$95%

Revenues.

There were no revenues from operations for the six months ended June 30, 2008 and 2007.

Operating Expenses.

Operating expenses decreased by $45,739 to $34,607 for the six months ended June 30, 2008 as compared to $80,346 for the six months ended June 30, 2007.

Operating expenses for the six months ended June 30, 2008 were $34,607, consisting of $34,089 in selling, general and administrative expenses, and $518 in depreciation and amortization. Operating expenses for the prior year period were $80,346, consisting of $79,845 in selling, general and administrative expenses, and $501 in depreciation and amortization. The decrease in operating expenses is due to the suspension of the business operations of the Company since July 2006 and our continued efforts to reduce expenses due to limited resources.

Operating expenses since inception (July 18, 2001) total $4,639,846.  Our net earnings per share for the six months ended June 30, 2008 was $0.001, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the six months ended June 30, 2008 consisted of $4,187 all in interest expense.  Other expense for the prior year period totaled $4,091 also in interest expense.

Liquidity and Capital Resources.

At June 30, 2008, we had current assets of $36 and current liabilities of $1,975,656 for a negative working capital of $1,975,620.  Current assets consisted entirely of cash and cash equivalents.

At June 30, 2008, we had property and equipment, net totaling $1,094, consisting of computer and equipment, furniture and fixtures in the amount of $14,737 less the accumulated depreciation of $13,643.  We had other assets of $97,744 in investments, deposits and other assets, for total assets of $98,874.

Current liabilities at June 30, 2008, consisted of accounts payable of $479,385, accounts payable due to related parties of $382,780, accrued expenses of $835,829, convertible notes payable of $86,960, and notes payable of $190,702. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the six months ended June 30, 2008, net cash used in operating activities totaled $109,727 compared to net cash used in operating activities of $78,862 in the prior year period. Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

Net cash provided by investing activities for the six months ended June 30, 2008 totaled $41 in proceeds received on sale of fixed assets. In the prior year period, net cash used in investing activities totaled $1,460.

Net cash provided by financing activities for the six months ended June 30, 2008 consisted primarily of $15,720 in proceeds from notes payable. In the prior year period, net cash provided by financing activities totaled $108,367.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant recurring losses which have resulted in an accumulated deficit of $5,214,025, and a working capital deficit of approximately $2,163,000, as of June 30, 2008.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2009. No definitive terms or agreements for funding or a business combination have been reached at the date of this Report.

Off-Balance Sheet Arrangements.

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, and believes that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2008

LEXON TECHNOLOGIES, INC.

/s/ Hyung Soon Lee

Hyung Soon Lee
Chief Executive Officer and Chief Financial Officer