Form 10KSB/A
period 2007-12-31
LEXON TECHNOLOGIES INC
filed 2008-08-15
CIK 1065189

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

As of August 14, 2008, Lexon had 34,183,778 shares of common stock outstanding. Based on the average bid and asked prices of the common stock at August 14, 2008, of $0.035 per share, the market value of shares held by non-affiliates would be $820,593.13, based on 23,445,518 shares. Lexon's stock is traded on the over-the-counter bulletin board system under the symbol “LEXO” however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

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

Trading of our common stock has been limited or sporadic. The number of our shareholders of record at August 14, 2008 was approximately 325.

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

 ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Under the rules of the Securities and Exchange Commission, the effectiveness of our internal control over financial reporting as of December 31, 2007 is not required to be attested to by an Independent Registered Public Accounting Firm. The attestation requirement currently does not become applicable to small business issuers, such as the Company, until fiscal year 2008.

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

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

The following table sets forth as of August 14, 2008 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

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

LEXON TECHNOLOGIES, INC.

Date: August 14, 2008	By:	/s/ Hyung Soon Lee
Hyung Soon Lee President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.