Form 10KSB/A
period 2007-12-31
LEXON TECHNOLOGIES INC
filed 2008-09-02
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

As of August 29, 2008, Lexon had 34,183,778 shares of common stock outstanding. Based on the average bid and asked prices of the common stock at August 29, 2008, of $0.035 per share, the market value of shares held by non-affiliates would be $820,593.13, based on 23,445,518 shares. Lexon’s stock is traded on the over-the-counter bulletin board system under the symbol “LEXO” however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

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

Fiscal Year 2007	High Bid	Low Bid

Quarter ended 12/31/07	$0.05	$0.015
Quarter ended 9/30/07	$0.05	$0.035
Quarter ended 6/30/07	$0.035	$0.035
Quarter ended 3/31/07	$0.08	$0.03

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$0.08	$0.03
Quarter ended 9/30/06	$0.05	$0.03
Quarter ended 6/30/06	$0.06	$0.04
Quarter ended 3/31/06	$0.110	$0.05

Trading of our common stock has been limited or sporadic. The number of our shareholders of record at August 14, 2008 was approximately 325.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Out internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Certifying Officers have identified the following three material weaknesses which have caused the Certifying Officers to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have a sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The Certifying Officers evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to begin to implement segregation of duties and to prepare a written documentation of our internal control policies and procedures.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth as of August 29, 2008 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

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

LEXON TECHNOLOGIES, INC.

Date: August 29, 2008	By: /s/ Hyung Soon Lee
Hyung Soon Lee
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.