Form 10-Q
period 2008-09-30
LEXON TECHNOLOGIES INC
filed 2008-11-14
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 13, 2008, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐   No ☒

 PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Unaudited)
ASSETS

	September 30, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents (Note 2)	$1,017	$5,255

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)	1,053	1,176

OTHER ASSETS
Investments (Note 4)	81,795	104,189
Deposits and other assets	3,969	5,609
Total Other Assets	85,764	109,798

TOTAL ASSETS	$87,834	$116,229

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30, 2008	December 31, 2007

CURRENT LIABILITIES
Cash overdraft
Accounts payable	$416,905	$535,433
Due to related parties (Note 5)	372,964	402,118
Accrued expenses (Note 6)	837,946	831,642
Convertible debentures (Note 11)	86,960	86,960
Notes payable (Note 7)	190,702	174,982
Total Current Liabilities	1,905,477	2,031,135

CONTINGENT LIABILITIES (Note 6)	274,610	274,610

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive income (loss) (Note 10)	48,446	(115,308)
Deficit accumulated during the development stage	(5,241,722)	(5,175,231)
Total Stockholders' Deficit	(2,092,253)	(2,189,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87,834	$116,229

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months and the Nine Months Ended September 30, 2008 and 2007 and
the Period from Inception on July 18, 2001 through September 30, 2008
(Unaudited)
					From Inception
					on July 18, 2001
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,	From inception
	2008	2007	2008	2007	2008	2007

REVENUES	$-	$-	$-	$-	$22,031	$22,031

EXPENSES
Research and development	-	-	-	-	495,688	495,688
Selling, general and administrative	19,093	11,834	53,182	91,679	4,008,650	3,955,468
Bad debt expense	-	-	-	-	52,784	52,784
Depreciation and amortization	161	310	679	811	101,978	101,299
Total Expenses	19,254	12,144	53,861	92,490	4,659,100	4,605,239

LOSS FROM OPERATIONS	(19,254)	(12,144)	(53,861)	(92,490)	(4,637,069)	(4,583,208)

OTHER INCOME (EXPENSES)
Interest income	-	-	-	-	40,543	40,543
Other income	-	-	-	-	6,000	6,000
Gain on sale of assets	-	-	-	-	1,296,367	1,296,367
Gain on debt cancellation (Note 6)	-	-	-	888,000	907,872	907,872
Interest expense	(2,117)	(2,117)	(6,304)	(6,208)	(782,986)	(776,682)
Impairment of goodwill	-	-	-	-	(1,851,692)	(1,851,692)
Loss from investment	-	-	-	-	(11,667)	(11,667)
Loss from discontinued operation	-	-	-	-	(202,764)	(202,764)
Total Other Income (Expenses)	(2,117)	(2,117)	(6,304)	881,792	(598,327)	(592,023)

NET INCOME (LOSS) BEFORE INCOME TAXES	(21,371)	(14,261)	(60,165)	789,302	(5,235,396)	(5,175,231)

INCOME TAXES	-	-	6,326	-	6,326	-

NET INCOME (LOSS)	$(21,371)	$(14,261)	$(66,491)	$789,302	$(5,241,722)

BASIC EARNING (LOSS) PER SHARE (Note 1)	$(0.001)	$(0.001)	$(0.002)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	34,183,778	34,183,778	34,183,778	34,183,778

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity and Other Comprehensive Income (Loss)
the Period from Inception on July 18, 2001 through September 30, 2008
(Unaudited)
						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total

Balance, July 18, 2001	-	$-	$-	$-	$-	$-	$-

July 2001 - stock issued for provided services	13,720,000	13,720	-	-	-	-	13,720

August 2001 - stock issued for cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-	350,000

October 2001 - stock issued for technology at $0.25 pr share	1,500,000	1,500	373,500	-	-	-	375,000

Net loss for the period ended December 31, 2001	-	-	-	-	-	(522,180)	(522,180)

Balance, December 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)	216,540

Receipt of subscription receivable	-	-	-	220,000	-	-	220,000

April 2002 - stock issued to acquire Phacon Corporation (Note 1)	1,648,778	1,649	(641,346)	-	-	-	(639,697)

September 2002 - stock issued for cash at $0.25 per share	280,000	280	69,720	-	-	-	70,000

December 2002 - stock issued for cash at $0.83 per share	120,000	120	99,880	-	-	-	100,000

Net loss for the period ended December 31, 2002	-	-	-	-	-	(473,510)	(473,510)

Balance, December 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)	(506,667)

January 2003 - stock issued for cash at $0.83 per share	240,000	240	199,760	-	-	-	200,000

March 2003 - stock issued for cash at $0.25 per share	840,000	840	209,160	-	-	-	210,000

December 2003 - stock issued for cash at $0.25 per share	60,000	60	14,940	-	-	-	15,000

Foreign currency translation	-	-	-	-	4,729	-	4,729

Net loss for the period ended December 31, 2003	-	-	-	-	-	(611,808)	(611,808)

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$(688,746)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
the Period from Inception on July 18, 2001 through September 30, 2008
(Unaudited)
						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total

Balance, December 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$(688,746)

October 2004 - stock issued for cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-	1,000,000

December 2004 - stock issued for cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-	700,000

December 2004 - stock issued for services at $0.25 pr share	1,000,000	1,000	249,000	-	-	-	250,000

December 2004 - stock issued in lieu of outstanding debt at $0.10 per share	2,370,000	2,370	234,630	-	-	-	237,000

Foreign currency translation	-	-	-	-	1,589	-	1,589

Net loss for the period ended December 31, 2004	-	-	-	-	-	(907,200)	(907,200)

Balance, December 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)	592,643

Foreign currency translation	-	-	-	-	(82,678)	-	(82,678)

Net loss for the period ended December 31, 2005	-	-	-	-	-	(448,271)	(448,271)

Balance, December 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)	61,694

Foreign currency translation	-	-	-	-	(20,773)	-	(20,773)

Investment loss	-	-	-	-	(22,704)	-	(22,704)

Net loss for the period ended December 31, 2006	-	-	-	-	-	(2,961,601)	(2,961,601)

Balance, December 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)	(2,943,384)

Foreign currency translation	-	-	-	-	4,529	-	4,529

Net income for the period ended December 31, 2007	-	-	-	-	-	749,339	749,339

Balance, December 31, 2007	34,183,778	34,184	3,066,839	-	(115,308)	(5,175,231)	(2,189,516)

Foreign currency translation	-	-	-	-	163,754	-	163,754

Net loss for the period ended September 30, 2008	-	-	-	-	-	(66,491)	(66,491)

Balance, September 30, 2008	34,183,778	$34,184	$3,066,839	$-	$48,446	$(5,241,722)	$(2,092,253)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007 and
the Period from Inception on July 18, 2001 through September 30, 2008
(Unaudited)
			From Inception
			on July 18, 2001
	For the Nine Months Ended		Through
	September 30,		September 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATIONG ACTIVITIES:
Net income (loss)	$(66,491)	$789,302	$(5,241,722)	(5,175,231)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	679	501	101,269	100,590
Stock for services	-	-	263,720	263,720
Stock for technology	-	-	375,000	375,000
Bad debt expense	-	-	52,784	52,784
Impairment of goodwill	-	-	1,845,124	1,845,124
Gain on forgiveness of debt	-	-	(19,872)	(19,872)
Gain on sale of assets	-	-	(1,297,501)	(1,297,501)
Change in assets and liabilities (net of acquisition):		-
Increase in other assets	-	-	(18,219)	(18,219)
Decrease in other receivable	-	-	359,992	359,992
Decrease in prepaid expenses	-	-	4,684	4,684
Increase in accrued interest	-	-	(76,360)	(76,360)
Decrease in inventory	-	-	5,255	5,255
(Decrease) increase in accounts payable	(147,682)	(25,019)	144,488	292,170
(Decrease) increase in accrued expenses	6,304	(855,790)	1,645,741	1,639,437
Net Cash Used in Operating Activities	(207,190)	(91,006)	(1,855,617)	(1,648,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(1,460)	(4,576)	(4,576)
Proceeds received on sale of fixed assets	-	80	119,466	119,466
Payments made on related party notes	-	-	(235,554)	(235,554)
Proceeds received on related party notes	-	-	477,407	477,407
Acquisition of investments	-	-	(1,869,371)	(1,869,371)
Proceeds from return of investments	-	-	271,939	271,939
Net Cash Used in Investing Activities	-	(1,380)	(1,240,689)	(1,240,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of subscription receivable	-	-	220,000	220,000
Proceeds from related party notes	-	-	239,731	239,731
Proceeds from notes payable	15,720	149,982	314,277	298,557
Payments made on notes payable	-	(41,615)	(493,822)	(493,822)
Proceeds from issuance of common stock	-	-	2,645,000	2,645,000
Net Cash Provided by Financing Activities	15,720	108,367	2,925,186	2,909,466

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(191,470)	15,981	(171,120)	20,350

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	187,232	(6,505)	172,137	(15,095)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,255	227	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,017	$9,703	$1,017

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007 and
the Period from Inception on July 18, 2001 through September 30, 2008
(Unaudited)
	For the Nine Months Ended September 30,		From Inception on July 18, 2001 Through September 30,
	2008	2007	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$-	$-	$717,548	717,548
Income taxes	$-	$-	$-	-

Non-Cash Investing and Financing Activities
Stock issued for thechnology	$-	$-	$375,000	375,000
Stock issued for services	$-	$-	$263,720	263,720
Stock issued for in lieu of debt	$-	$-	$237,000	237,000

The accompanying notes are an integral part of these consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
(Unaudited)

(b)   Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company’s operating losses continued and as of September 30, 2008, the stockholders’ deficit reached $2,092,253 while the assets totaled were $87,834. The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.

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
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
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
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
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

The following is a reconciliation of the numerators and denominators of the earning (loss) per share computations at September 30:

	2008	2007

Numerator – net income (loss) for the period	$(66,491)	$789,302

Denominator – weighted average number of shares outstanding	34,183,778	34,183,778

Earning (loss) per share	$(0.002)	$0.02

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
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

Note 3 - Property and Equipment

Property and equipment consists of the following at:

	September 30, 2008	December 31, 2007

Computer and equipment	$10,450	$10,450
Furniture and fixture	4,287	4,287
	14,737	14,737
Accumulated depreciation	(13,684)	(13,561)

Net property and equipment	$1,053	$1,176

Depreciation expenses for the periods ended September 30, 2008 and 2007 were $679 and $811, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
(Unaudited)

Note 4 - Investments

In 2003, the Company’s subsidiary in Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment is recorded under the cost method.  The fair value of this investment as of September 30, 2008 and December 31, 2007 was $81,795 and $104,189, respectively.

Note 5 - Related Party Transactions

As of September 30, 2008 and December 31, 2007, the Company has loans payable to officers, directors and shareholders of the Company and other related individuals totaling $372,964 and $402,118, respectively. These amounts are non-interest bearing and payable on demand.

Note 6 - Commitments and Contingencies

The Company was not able to pay compensations to its executives and the past-due compensations aggregated $1,690,014 in 2007. The claimants waived $888,000, leaving the balances at $802,014 which still remained as payable as of September 30, 2008. The waived amount was recorded as gain on debt cancellation in 2007.

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

Note 7 - Notes Payable

Notes payable consisted of the following at:

	September 30, 2008	December 31, 2007

Note payable to a related party with interest at 7.5% per annum, unsecured. Note is in default and due on demand	$20,000	$20,000

Note payable to an individual with interest at 7.5% per annum, unsecured. Note is in default and due on demand	5,000	5,000

Note payable to an unrelated party with interest at 7.5% per annum, unsecured. Note is due on demand	149,982	149,982

Note payable to an unrelated party, non-interest bearing and unsecured. Note is due on demand	15,720	-

Total notes payable	$190,702	$174,982

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
(Unaudited)

Note 8 - Income Taxes

Deferred income tax assets amounted to approximately $2,153,000 as of the September 30, 2008, resulting primarily from net operating loss carryforwards.  The Company established valuation allowance for these deferred taxes and did not recognize them as assets, as it is more likely than not that these assets will not be realized in the near future.

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

While 147,000 options remain available for grant under the 2000 Plan, there were no stock options granted during the periods ended September 30, 2008 and 2007.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARIES
( Development Stage Companies)
Notes to Consolidated Fin ancial Statements
September 30, 2008
(Unaudited)

	September 30, 2008	December 31, 2007

Balance, beginning of period	$(115,308)	$(119,837)

Effect of currency translation	163,754	4,529

Balance, end of period	$48,446	$(115,308)

Note 11 - Convertible Debentures

The Company has the following convertible debenture notes outstanding at:

	September 30, 2008	December 31, 2007

A note with 7.5% interest, convertible to 30,000 shares of the Company’s common stock, matured on September 9, 2004 with interest accrued at $10,708.	$30,000	$30,000

Two notes with 7.5% interest, convertible to 227,840 shares of common stock, matured on October 30, 2005 with interest accrued at $14,987.	56,960	56,960

Total convertible debentures	$86,960	$86,960

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

Results of Operation for Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

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

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007	Percentage Change
	(Unaudited)		(Unaudited)
Revenue		$-	$-	$-
Operating expenses		53,861	92,490	41.8%
Net (loss)	$	(66,491)	$(789,302)	$91.6%
Net (loss) per share	$	( .002)	$.02	$90%

Revenues.

There were no revenues from operations for the six months ended September 30, 2008 and 2007.

Operating Expenses.

Operating expenses decreased by $38,629 to $53,861 for the nine months ended September 30, 2008 as compared to $92,490 for the nine months ended September 30, 2007.

Operating expenses for the nine months ended September 30, 2008 were $53,861, consisting of $53,182 in selling, general and administrative expenses, and $679 in depreciation and amortization. Operating expenses for the prior year period were $92,490, consisting of $91,679 in selling, general and administrative expenses, and $811 in depreciation and amortization. The decrease in operating expenses is due to the suspension of the business operations of the Company since July 2006 and our continued efforts to reduce expenses due to limited resources.

Operating expenses since inception (July 18, 2001) total $4,659,100.  Our net earnings per share for the nine months ended September 30, 2008 was $0.001, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the nine months ended September 30, 2008 consisted of $6,304 all in interest expense.  Other income for the prior year period totaled $881,792, consisting of $888,000 in gain on debt cancellation and $6,208 in interest expense.

Liquidity and Capital Resources.

At September 30, 2008, we had current assets of $1,017 and current liabilities of $1,905,477 for a negative working capital of $1,904,460.  Current assets consisted entirely of cash and cash equivalents.

At September 30, 2008, we had property and equipment, net totaling $1,053, consisting of computer and equipment, furniture and fixtures in the amount of $14,737 less the accumulated depreciation of $13,684.  We had other assets of $85,764 in investments, deposits and other assets, for total assets of $98,834.

Current liabilities at September 30, 2008, consisted of accounts payable of $416,905, accounts payable due to related parties of $372,964, accrued expenses of $837,946, convertible notes payable of $86,960, and notes payable of $190,702. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the nine months ended September 30, 2008, net cash used in operating activities totaled $207,190 compared to net cash used in operating activities of $91,006 in the prior year period. Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

We had zero net cash provided by investing activities for the nine months ended September 30, 2008. In the prior year period, net cash used in investing activities totaled $1,380.

Net cash provided by financing activities for the nine months ended September 30, 2008 consisted primarily of $15,720 in proceeds from notes payable. In the prior year period, net cash provided by financing activities totaled $108,367.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant recurring losses which have resulted in an accumulated deficit of $5,241,722, and a working capital deficit of approximately $2,179,070, as of September 30, 2008.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2009. No definitive terms or agreements for funding or a business combination have been reached at the date of this Report.

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

Date: November 13, 2008
LEXON TECHNOLOGIES, INC.
/s/ Hyung Soon Lee
Hyung Soon Lee Chief Executive Officer and Chief Financial Officer