Form 10-K
period 2008-12-31
LEXON TECHNOLOGIES INC
filed 2009-05-04
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-24721

LEXON TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8 Corporate Park, Suite300, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (949) 752-7700

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

As of May 4, 2009, Lexon had 34,183,778 shares of common stock outstanding. Based on the average bid and asked prices of the common stock at May 4, 2009, of $0.006 per share, the market value of shares held by non-affiliates would be $99,742.61, based on 16,623,768 shares. Lexon’s stock is traded on the over-the-counter bulletin board system under the symbol “LEXO” however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

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

Employees

As of the date hereof, we have two full-time employees. The Company believes that its relation with its employees is good.

ITEM 2.                      DESCRIPTION OF PROPERTIES

Facilities

Lexon leases office space at 8 Corporate Park, Suite 300, Irvine, California 92606. The lease is month to month at a rate of $800 per month. Lexon does not anticipate requiring any additional space in the next six to twelve months.

ITEM 3.                      LEGAL PROCEEDINGS

To the best knowledge of management, there are two pending legal proceedings against us.

On July 14, 2008, Advanced Digital Technology Co., Ltd., a Korea corporation (“ADT”) filed a claim against us as well as the other names parties whom are former and current officers of the Company, alleging breach of contract relating to an agreement to settle an earlier dispute involving the investment by ADT in Lexon and its subsequent unilateral decision to rescind the investment and calling for a refund of the partial investment made in Lexon. The investment was made by ADT on or about January 16, 2007. The total amount of damages claimed under the pending lawsuit is $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522.05.

As of the date of this Report, no answer was filed and ADT filed its first Motion for Default Judgment on December 8, 2008, and a second Motion for Default Judgment on December 22, 2008. The case was reassigned to a different judge and a case management conference is scheduled for June 4, 2009.

In an effort to amicably settle this dispute with ADT, we have previously offered to issue shares equivalent to the principal investment amount of $150,000 in lieu of cash, however, ADT has rejected such offer. We are currently in the process of engaging local counsel to represent us in this matter.

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against us and other third parties, including Byung Hwee Hwang (aka Ben Hwang) and other financial agents and institutions involved in the alleged fraudulent transaction. The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California. The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/ broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use.  The Bollenbergs allegedly invested a total of $1,500,000 among and between the various companies and ventures through Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon).

We never authorized Ben Hwang to furnish any such representations to the Bollenbergs on behalf of Lexon. We were not made aware of such alleged transactions by and between Ben Hwang and the Bollenbergs at the time such representations and investments were made through Ben Hwang. At the time of the incidents described in the complaint, Ben Hwang was an officer of Lexon until he resigned on or about November 2, 2007 for reasons unrelated to this matter.

Based on our information and belief, the 1,750,000 shares that were in fact issued to the Bollenbergs in 2006 and 2007 were transferred from the pool of shares held by J&B Hwang LLC, a company which is managed and owned by Ben Hwang.  Due to the lack of operating funds, we did not file an answer to the complaint. As of the date of this Report, several motions were filed by the named defendants and the Bollenbergs, and the next scheduled hearing is set for May 28, 2009 for a discovery motion filed by the Bollenbergs.

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

Fiscal Year 2008	High Bid	Low Bid

Quarter ended 12/31/08	$0.007	$0.007
Quarter ended 9/30/08	$0.008	$0.006
Quarter ended 6/30/08	$0.007	$0.007
Quarter ended 3/31/08	$0.01	$0.007

Fiscal Year 2007	High Bid	Low Bid

Quarter ended 12/31/07	$0.05	$0.015
Quarter ended 9/30/07	$0.05	$0.035
Quarter ended 6/30/07	$0.035	$0.035
Quarter ended 3/31/07	$0.08	$0.03

Trading of our common stock has been limited or sporadic. The number of our shareholders of record at May 4, 2009 was approximately 325.

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

Results of Operations for the Year Ended December 31, 2008 compared to December 31, 2007

Revenues. We had no revenues for the year ended December 31, 2008 and December 31, 2007. Until an appropriate business opportunity is identified, we cannot predict when or if we will be able to generate revenues from operations.

Operating Expenses. Total operating expenses during the year ended December 31, 2008 were $119,636 in selling, general and administrative expenses compared to $129,411 for the year ended December 31, 2007.

Operating expenses since inception (July 18, 2001) total $3,808,715. Our net earning per share for the year ended December 31, 2008 was $0.00, based on a weighted average of 34,183,778 shares outstanding.

Other Income (Expense). Other income for the year ended December 31, 2008, consisted of interest expense of $19,647.

Liquidity and Capital Resources

At December 31, 2008, we had current assets of $3,727 and current liabilities of $1,957,362 for negative working capital of $1,953,635. Current assets consisted solely of cash and cash equivalents. We also had net property and equipment of $1,012 for total assets of $4,739.

Current liabilities at December 31, 2008, consisted of accounts payable of $26,847, accounts payable-related parties of $1,320,481, accrued expenses of $49,276, notes payable of $169,982, and liabilities related to discontinued operations of $390,776, for total current liabilities of $1,957,362. We also had contingent liabilities of $274,610.

For the year ended December 31, 2008, net cash flows used in operating activities totaled $49,570 compared to net cash flows used in operating activities of $107,800 in the prior year. Our operating activities since inception have been funded by the sale of our common stock and the issuance of convertible notes and promissory notes.

For the year ended December 31, 2008, there was no cash used in investing activities compared to the net cash used in investing activities of $1,217 for the previous year for the acquisition of property and equipment of $1,460 offset by the proceeds received on sale of fixed assets of $243.

Net cash used in financing activities for the year ended December 31, 2008 was zero compared to $108,367 for the prior year which consisted of cash paid on notes payable of $41,615 offset by proceeds from notes payable of $149,982.

To date, our source of liquidity has been proceeds from the sale of our common stock, and the issuance of convertible notes and promissory notes to finance operations and business activities. In each year we incurred significant losses which have resulted in an accumulated deficit of $5,175,231 and a working capital deficit of approximately $2,300,000 at December 31, 2008, and limited internal financial resources. Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon's ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity or combination in order to commence revenue producing business operations during fiscal year 2009, although no definitive terms or agreements for funding or a business combination have been reached.

ITEM 7.                      FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this form 10-K.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 24, 2009, we dismissed Kim & Lee, Certified Public Accountants (“Kim and Lee”) as our independent auditor for the fiscal year ended December 31, 2008. During their engagement for the last two fiscal years, there were no disagreements with Kim and Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kim and Lee would have caused Kim and Lee to make reference to the matter in their reports. Kim & Lee’s services for the fiscal year ended December 31, 2008 was limited to the review of our financial statements for our  Quarterly Report on Form 10-QBS for each of the quarters in 2008 except for the Annual Report on Form 10-K.

We engaged Choi, Kim & Park LLP (“CKP”) as our principal accountants to audit and review our financial statements for the Annual Report on Form 10-K effective as of April 24, 2009. We, during our most recent fiscal year and any subsequent interim period to the date hereof, did not have discussions nor have we consulted with CKP regarding the following: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion to be rendered on the our financial statements, and neither a written report was provided to us nor oral advice was provided that CKP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matters that were the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event.

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

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Certifying Officers have identified the following three material weaknesses which have caused the Certifying Officers to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 8B.                      OTHER INFORMATION

None.
 PART III

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of our current executive officers and directors and the positions held by each of them are set forth below:

Name	Age	Position	Dates Served

Joon Ho Chang	63	Chairman of the Board	3/07 to present
Hyung Soon Lee	57	CEO, CFO, Secretary, Director	3/07 to present
Kyu Hong Hwang	62	Director	7/01 to present

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and certain officers, as well as persons who own more than 10% of a registered class of our equity securities, (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. To the best of our knowledge, we believe that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

Code of Ethics

None.

ITEM 10.                      EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the “named executive officers”) for our last two fiscal years. Except as otherwise set forth below, there have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Hyung Soon Lee CEO, President, CFO	2008	$36,000	$-0-	$-0-	$-0-	$-0-	$-0-	$36,000
	2007	$27,000	$-0-	$-0-	$-0-	$-0-	$-0-	$27,000

Accrued Wages

Former Executive Officers

As the former Chief Executive Officer, Kenneth Eaken, had signed an employment contract with Lexon in February 2000 for a term of three years subject to automatic renewal unless earlier terminated pursuant to the terms of the employment contract and calling for an annual compensation of $125,000.   Lexon was unable to pay the annual compensation to Mr. Eaken under the employment contract due to the lack of funds and the subsequent suspension of the business operations. The Company accrued an aggregate of unpaid compensation owed to Mr. Eaken in the amount of $775,014 as of the quarter ending March 31, 2007. Mr. Eaken resigned as the Chief Executive Officer on March 31, 2007 and the unpaid compensation remains unpaid and outstanding.

J. Jehy Lah, as the former Chairman of the Board, and Ben Hwang, as former director, each has been accruing salary at an annual rate of $135,000 and $85,000 per year, respectively, since July 1, 2002.  In fiscal year 2003, however, Mr. Lah received payments of $50,000 towards his accrued salary while Mr. Hwang received payments of $44,936 towards his accrued salary.  In addition, Mr. Hwang received a payment of $10,000 in fiscal year 2004, for a total setoff amount of $54,936 towards his accrued salary.

As of June 30, 2007, an aggregate of accrued unpaid compensation owed to Mr. Lah was $591,250 and $351,750 for Mr. Hwang. Each of Mr. Lah and Mr. Hwang agreed to respectively waive and forfeit their entire accrued but unpaid compensation.

Current Executive Officers

Pursuant to a resolution of the Board of Directors in 2006, it was approved that Hyung Soon Lee, as the current Chief Executive Officer, would be paid an annual salary of $36,000 effective April 1, 2007. The unpaid compensation has been accruing since April 1, 2007 and as of the date of this annual report, the total aggregate of unpaid compensation due and owing to Mr. Lee was $63,000.

As of the date of this annual report, the Company has accrued an aggregate of unpaid compensation owed to its former and current officers in the amount of $838,014.

Compensation Pursuant to Plans

None.

Pension Table

Not Applicable.

Other Compensation

None.

Compensation of Directors

Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

The following table sets forth as of May 4, 2009 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address	Number of Shares		% of Class

J. Jehy Lah P.O. Box 9999 Newport Beach, CA	2,075,000	(1)	6.07%
Kenneth Eaken 12131 Drujon Lane Dallas, TX 75244	1,910,010	(2)	5.59%
Kyoung Ho Lim 876 Vizeon-dong, Hanbit Apt. #106-503 Pyung Teck, Gyunggi-do, Korea	4,000,000		11.70%
Vivien Bollenberg 24401 Opal Hill Court Laguna Niguel, CA92677	1,750,000	(3)	5.12%

Securities Ownership of Officers and Directors

Name and Address	Number of Shares		% of Class

Hyung Soon Lee, CEO and CFO 78-4 Samsung-dong, Kangnam-ku, Seoul, Korea	725,000	(4)	2.12%
Kyu Hong Hwang, Director 701 Kwanghwamoon, #145 Jongro-ku, Seoul, Korea	5,150,000	(5)	15.07%
Joon Ho Chang, Chairman 172 Keumgok-dong City Valley, Ste. 230 Gyunggi-do, Korea	1,050,000		3.07%

Total (3 persons)	6,925,000		20.26%

(1)  Mr. Lah is the manager and controlling member of JSL Group, LLC, an entity which holds 1,450,000 shares. JSL also holds a 50% interest in PAC21C, LLC, an entity which holds 625,000 shares. Mr. Lah is also the manager of PAC21C, LLC.
(2)  The number of shares held by Mr. Eaken includes shares representing his 25% membership interest in PAC21C, LLC, an entity which holds 625,000 shares.
(3)  The number of shares held as community property between Vivien Bollenberg and her husband, David R. Bollenberg.
(4) All of Mr. Lee’s shares are held through his wife, Kyung Joo Kang.
(5) Mr. Hwang holds an aggregate of 5,150,000 shares, of which 840,000 shares are held through his three children.

 ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, during the fiscal years ended December 31, 2008 and 2007, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

(b) REPORTS ON 8-K.

One report on Form 8-K was filed as of the date of this Report and is herein incorporated by reference from our Form 8-K filed with the Commission on April 28, 2009.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kim and Lee

Kim and Lee was our independent auditor and examined our financial statements for the year ended December 31, 2007, and reviewed the financial statements included in our quarterly reports on Form 10-QSB in the year 2008. The audit and review of the annual financial statements for the year ended December 31, 2008 was performed by Choi, Kim and Park LLP (“CKP”), as our new independent auditor as of April 24, 2009.  Kim and Lee performed the services listed below and was paid the fees listed below for the year ended December 31, 2008.

Audit Fees

Kim and Lee was paid aggregate fees of $30,000 for the year ended December 31, 2008 for professional services rendered for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during this period. A total of $20,000 was paid to CKP for professional services rendered for the audit of our annual financial statements. In sum, the Company has paid and incurred a total of $50,000 in audit fees between Kim and Lee, its former auditor, and CKP for the year ended December 31, 2008.

Audited-Related Fees

Kim and Lee was not paid additional fees for either the year ended December 31, 2008, or the fiscal year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Kim and Lee was paid $2,000 for the fiscal year ended December 31, 2008 for professional services rendered for tax compliance and tax advice during this fiscal year period which related to the past tax returns for the Company for the fiscal years 2003 through 2005. No other fees were paid for fiscal year ended December 31, 2008 or 2007.

All Other Fees

Kim and Lee was not paid any other fees for professional services during the year ended December 31, 2008 or the fiscal year ended December 31, 2007.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: May 4, 2009	By:	/s/ Hyung Soon Lee
Hyung Soon Lee
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms
2-3
Consolidated Financial Statements:

Consolidated Balance Sheets
4
Consolidated Statements of Operations and Comprehensive Income (Loss)
5
Consolidated Statement of Shareholders’ Deficiency
6
Consolidated Statements of Cash Flows
8
Notes to Consolidated Financial Statements
10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexon Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lexon Technologies, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2008 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lexon Technologies, Inc. and subsidiary as of December 31, 2008, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2007 consolidated financial statements to retroactively apply the change in accounting for discontinued operations, as described in Note 3.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2007 consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had working capital deficiencies as of December 31, 2008, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Choi, Kim & Park, LLP

Los Angeles, California
May 1, 2009

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

/s/ Kim and Lee Corporation

Los Angeles, California
March 25, 2008

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31,	December 31,
ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$3,727	$5,255

Property and equipment, net	1,012	1,176

Assets related to discontinued operations	-	109,798

Total assets	$4,739	$116,229

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$26,847	$6,847
Due to related parties	1,320,481	1,296,092
Accrued expenses	49,276	29,628
Notes payable	169,982	169,982
Liabilities related to discontinued operations	390,776	528,586
Total current liabilities	1,957,362	2,031,135

Contingent liabilities	274,610	274,610

Minority interest	-	-

Stockholders’ deficiency:
Common stock, $0.001 par value;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss	(166,406)	(115,308)
Deficit accumulated during the development stage	(5,161,850)	(5,175,231)
Total stockholders' deficiency	(2,227,233)	(2,189,516)

Total liabilities and stockholders' deficiency	$4,739	$116,229

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2008 and 2007 and
the Period from July 18, 2001 (Inception) through December 31, 2008

			From July 18,2001
			(Inception)
	For the Years Ended		through
	December 31,		December 31,
	2008	2007	2008

Revenue	$-	$-	$22,031

Operating expenses:
Research and development	-	-	-
Selling, general and administrative	119,636	129,411	3,808,715
Total operating expenses	119,636	129,411	3,808,715

Loss from operations	(119,636)	(129,411)	(3,786,684)

Other income (expenses):
Interest income	-	-	39,817
Other income	-	-	6,000
(Loss) on sale of assets	-	-	(1,134)
Gain on debt cancellation	-	888,000	907,872
Interest expense	(19,647)	(8,324)	(796,329)
Loss from investment	-	-	(11,667)
Net other income (expenses)	(19,647)	879,676	144,559

Income (loss) before income tax and minority interest	(139,283)	750,265	(3,642,125))

Income taxes	6,326	-	6,326

Income (loss) before minority interest	(145,609)	750,265	(3,648,451)

Minority interest	-	-	-

Income (loss) from continuing operations	(145,609)	750,265	(3,648,451)

Income (loss) from discontinued operations, net of income tax	158,990	(926)	(1,513,399)

Net income (loss)	13,381	749,339	(5,161,850)

Other comprehensive income (loss):
Foreign currency translation	(51,098)	4,529	(166,406)

Comprehensive income (loss)	$(37,717)	$753,868	$(5,328,256))

Basis earnings (loss) per share	$(0.00)	$0.02

Weighted average number of
common stocks outstanding	34,183,778	34,183,778

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency
the Period from July 18, 2001 (Inception) through December 31, 2008

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	Stage

Balance, Jul 18, 2001	-	$-	$-	$-	$-	$-

Jul 2001 - stock issued for services at $0.001 per share	13,720,000	13,720	-	-	-	-

Aug 2001 - stock issued for cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-

Oct 2001 - stock issued for technology at $0.25 per share	1,500,000	1,500	373,500	-	-	-

Net loss for the year ended Dec 31, 2001	-	-	-	-	-	(522,180)

Balance, Dec 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)

Receipt of subscription receivable	-	-	-	220,000	-	-

Apr 2002 - stock issued to acquire Phacon Corp (Note 1)	1,648,778	1,649	(641,346)	-	-	-

Sep 2002 - stock issued for cash at $0.25 per share	280,000	280	69,720	-	-	-

Dec 2002 - stock issued for cash at $0.83 per share	120,000	120	99,880	-	-	-

Net loss for the year ended Dec 31, 2002	-	-	-	-	-	(473,510)

Balance, Dec 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)

Jan 2003 - stock issued for cash at $0.83 per share	240,000	240	199,760	-	-	-

Mar 2003 – stock issued for cash at $0.25 per share	840,000	840	209,160	-	-	-

Dec 2003 - stock issued for cash at $0.25 per share	60,000	60	14,940	-	-	-

Foreign currency translation	-	-	-	-	4,729	-

Net loss for the year ended Dec 31, 2003	-	-	-	-	-	(611,808)

Balance, Dec 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency (Continued)
the Period from July 18, 2001 (Inception) through December 31, 2008

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income (loss)	Stage

Balance, Dec 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)

Oct 2004 - stock issued for cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-

Dec 2004 - stock issued for cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-

Dec 2004 - stock issued for services at $0.25 per share	1,000,000	1,000	249,000	-	-	-

Dec 2004 - stock issued in lieu of outstanding debt at $0.10 per share	2,370,000	2,370	234,630	-	-	-

Foreign currency translation	-	-	-	-	1,589	-

Net loss for the year ended Dec 31, 2004	-	-	-	-	-	(907,200)

Balance, Dec 31, 2004	34,183,778	34,184	3,066,839	-	6,318	(2,514,698)

Foreign currency translation	-	-	-	-	(82,678)	-

Net loss for the year ended Dec 31, 2005	-	-	-	-	-	(448,271)

Balance, Dec 31, 2005	34,183,778	34,184	3,066,839	-	(76,360)	(2,962,969)

Foreign currency translation	-	-	-	-	(20,773)	-

Investment loss	-	-	-	-	(22,704)	-

Net loss for the year ended Dec 31, 2006	-	-	-	-	-	(2,961,601)

Balance, Dec 31, 2006	34,183,778	34,184	3,066,839	-	(119,837)	(5,924,570)

Foreign currency translation	-	-	-	-	4,529	-

Net income for the year ended Dec 31, 2007	-	-	-	-	-	749,339

Balance, Dec 31, 2007	34,183,778	34,184	3,066,839	-	(115,308)	(5,175,231	) )

Foreign currency translation	-	-	-	-	(51,098)	-

Net income for the year ended Dec 31, 2008	-	-	-	-	-	13,381

Balance, Dec 31, 2008	34,183,778	$34,184	$3,066,839	$-	$(166,406)	$(5,161,850)

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007 and
the Period from July 18, 2001 (Inception) through December 31, 2008

	For the Years Ended December 31,		From July 18, 2001 (Inception) through December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net income (loss)	$13,381	$749,339	$(5,161,850)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	164	501	13,725
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Gain on forgiveness of debt	-	-	(907,872)
Loss on sale of assets	-	-	1,134
Change in assets and liabilities:
(Decrease) increase in accounts payable	20,000	(27,667)	26,847
(Decrease) increase in due to related parties	24,389	-	838,014
(Decrease) increase in accrued expenses	19,647	(826,674)	49,275
Increase in contingent liabilities	-	-	274,610
Operating cash generated by (used in) discontinued operations	(28,011)	(3,299)	390,776
Net Cash Provided by (Used in) Operating Activities	49,570	(107,800)	(3,836,621)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	(1,460)	(16,114)
Proceeds received on sale of fixed assets	-	243	243
Net Cash Used in Investing Activities	-	(1,217)	(15,871)

Cash Flows From Financing Activities:
Proceeds from related party notes	-	-	482,468
Proceeds from notes payable	-	149,982	1,356,469
Payments made on notes payable	-	(41,615)	(41,615)
Proceeds from issuance of common stock	-	-	2,225,303
Net Cash Provided by Financing Activities	-	108,367	4,022,625

Net increase (decrease) in cash and cash equivalents	49,570	(650)	170,133

Effect of currency exchange rate changes
On cash and cash equivalents	(51,098)	5,678	(166,406)

Cash and cash equivalent at beginning of period	5,255	227	-

Cash and cash equivalent at end of period	$3,727	$5,255	$3,727

The accompanying notes are an integral part of the consolidated financial statements.

 LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007 and
the Period from July 18, 2001 (Inception) through December 31, 2008

			From July 18, 2001
	For the Years Ended		(Inception)
	December 31,		through
	2008	2007	December 31, 2008
Supplemental Cash Flow Information:

Cash Payments For
Interest	$-	$-	$717,548

Non-Cash Investing and Financing Activities
Stock issued for technology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1. Nature of Business and Going Concern

Nature of Business

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

Initially registered as California Cola Distributing Company, Inc, the Company changed its name twice; first to Rexford, Inc. in October 1992, and to the current name in July 1999.

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

In December 2004, the Company acquired 90.16% of the voting stock of Techone Company, Ltd, a company in Korea, by investing $1,588,000.  The Company recognized goodwill of $1,851,692 in the acquisition.  The Company acquired Techone to develop it as the Company’s core operating business in Korea for manufacturing and selling LTCC related products.  However, the development of the LTCC related products was not successful, and the operations of Techone became highly leveraged financially.  In August 2005, certain creditors filed an involuntary foreclosure and sold Techone’s assets through public auction to satisfy secured debts.  This disposal of assets resulted in a gain $1,315,469 for the year ended December 31, 2005.  In February 2006, Techone changed its name to Lexon Semiconductor Corporation and all of its operation has been suspended due to lack of operating working capital.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,161,850 and a working capital deficit of approximately $1,953,000 as of December 31, 2008.   The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.  These situations raise substantial doubt about the Company's ability to continue as a going concern.   The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2. Significant Accounting Policies

The following summary of significant accounting polices of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to the accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of Lexon Technologies, Inc., and its majority-owned subsidiary, Lexon Semiconductor Co., Ltd.  All material intercompany accounts and transactions have been eliminated in the consolidation. Minority interests are recorded to the extent of equity owned. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

Use of Estimates. Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements.  These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

Revenue Recognition.  Revenue is recognized, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.   As such, the Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer.  There are no multi-deliverables or product warranties requiring accounting recognition.

Translation of Foreign Currency. The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiary into the Company’s consolidated financial statements, any balances with the subsidiary denominated in the foreign currency are translated at the exchange rate at year end. The financial statements of Lexon Semi have been translated based upon Korean Won as the functional currency.  Lexon Semi’s liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the periods reported. The resulting translation adjustment was included in other comprehensive income (loss).

Cash and Cash Equivalents.  The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents.

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and major renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in operating income. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from three to forty years.

In accordance with Statement of Financial Accounting Standards No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Investments. Investments in available-for-sale securities are being recorded in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.  Investments in equities where the Company has the ability to exercise influence over the operations are accounted for using the equity method.

Intangible Assets.  Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of amortization computed using the straight-line method over five to ten years.

Goodwill.  Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  According to this statement, goodwill and other intangible assets are no longer subject to amortization, but instead must be reviewed annually for impairment by applying a fair value-based test.

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized no impairment during the years ended December 31, 2008 and 2007.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Basic Earning (Loss) Per Share.  The computations of basic earning (loss) per share of common stock are based on the weighted average number of common shares outstanding during the each period of the consolidated financial statements.  Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is anti-dilutive for the periods presented.

Fair Value of Financial Instrument.  The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  The carrying amount of cash and cash equivalents, accounts payable, and all other liabilities approximate their fair value because of their short term maturities at December 31, 2008 and 2007, unless otherwise stated.

Stock-Based Compensation. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-based Payment , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option.  If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Income Taxes. Income taxes are provided under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes .. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2008.

Reclassifications. Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R will be effective after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS 160 in 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented and will impact how the Company presents and discloses noncontrolling interests and income from noncontrolling interests in our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity’s financial statements. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of FSP APB14-1 on its consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS 162.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

3. Discontinued Operations

As stated in Note 1, Lexon Semi, the Korean subsidiary, has ceased all operations in 2006.  Currently, the regulatory body in the Republic of Korea has disqualified the subsidiary from conducting further business.  Most of the assets of the subsidiary have been liquidated through a public auction to satisfy secured debt.

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007

Computer and equipment	$10,450	$10,450
Furniture and fixture	4,287	4,287
	14,737	14,737
Accumulated depreciation	(13,725)	(13,561)

Net property and equipment	$1,012	$1,176

Depreciation expense for the years ended December 31, 2008 and 2007 was $164 and $1,210, respectively.

5. Investment

In 2003, the Company’s subsidiary in Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment was recorded under the cost method.  The fair value of this investment as of December 31, 2007 was $104,189.  During 2008, Mirae Sojae Company ceased to operate as a viable company, and the investment was written off in 2008.

6. Due to Related Parties

The Company has not been able to pay compensation to its officers on time, and has accrued its past-due compensations.  During 2007, $888,000 was waived by the former officers. The Company recorded this waived amount as gain on debt cancellation for the year ended December 31, 2007.  As of December 31, 2008 and 2007, the balance of the past-due compensation was $838,014 and $802,014, respectively.

In addition, the Company has loans payable to officers, directors and shareholders of the Company and other related individuals.   These amounts are non-interest bearing and payable on demand.  As of December 31, 2008 and 2007, the balance of theses loans was $390,507 and $402,118, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Also, there are interest bearing notes payable to related parties consisting of the following at December 31:

	2008	2007

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960

Total notes payable	$91,960	$91,960

7. Notes Payable

Notes payable consisted of the following at December 31:

	2008	2007

Unsecured note payable to an unrelated individual, with interest at 7.5% per annum. The note is in default and is payable on demand.	$20,000	$20,000

Unsecured note payable to an unrelated party, with interest at 7.5% per annum. As disclosed in Note 8, the creditor has filed suit to collect on this note.	149,982	149,982

Total notes payable	$169,982	$169,982

8. Commitments and Contingencies

Contingent liabilities

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

Legal Proceedings

On July 14, 2008, Advanced Digital Technology Co., Ltd., a Korea corporation (“ADT”) filed a claim against us as well as the other names parties whom are former and current officers of the Company, alleging breach of contract relating to an agreement to settle an earlier dispute involving the investment by ADT in Lexon and its subsequent unilateral decision to rescind the investment and calling for a refund of the partial investment made in Lexon.  The total amount of damages claimed under the pending lawsuit is $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against us and other third parties, including Byung Hwee Hwang (aka Ben Hwang) involved in the alleged fraudulent transaction.  The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California.  The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/ broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including the Company with the intent to misappropriate the solicited funds for personal use.  The Bollenbergs allegedly invested a total of $1,500,000 among and between the various companies and ventures through Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon).  The outcome of this case is uncertain at this time.

9. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2008	2007

Loss carry forwards	$1,352,904	$1,317,226
Intangible assets	793,265	793,265
Other	229,720	42,509
Total deferred tax asset	2,375,889	2,153,000

Valuation allowance	(2,375,889)	(2,153,000)
Total deferred tax asset, net	$-	$-

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2008	2007

Expected federal tax benefit	34%	34%

State tax expense, net of expected federal tax benefit	(216)%	(4)%
Foreign loss not subject to U.S. federal income tax	(932)%	0%
Other	15%	(49)%
Increase (decrease) in valuation allowance	1,131%	19%

Total tax provision	32%	0%

As of December 31, 2008, the Company had approximately $3,440,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2019 through 2028. In addition, the Company has California state NOL carryforwards of approximately $2,240,000 expiring in 2012 through 2018.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $222,889 during 2008.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

10. Stock Option Plan

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

There were no stock options granted during the years ended December 31, 2008 and 2007.