Form 10-K/A
period 2008-12-31
LEXON TECHNOLOGIES INC
filed 2009-05-05
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒   No ❒ (2) Yes ☒  No ❒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

TABLE OF CONTENTS

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTIES	2
ITEM 3.	LEGAL PROCEEDINGS	2
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	3

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	3
ITEM 6.	SELECTED FINANCIAL STATEMENT DATA	3
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4
ITEM 8.	FINANCIAL STATEMENTS	5
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	5
ITEM 9A.	CONTROLS AND PROCEDURES	5
ITEM 9B.	OTHER INFORMATION	7

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL	6
ITEM 11.	EXECUTIVE COMPENSATION	7
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	8
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	10
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	10

PART IV	EXHIBITS AND FINANCIAL STATEMENTS

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

In December 2004, Lexon acquired majority control (90.16%) of Techone Company, Ltd., a Republic of Korea corporation (“Techone”), through an investment of $1 ,588 ,000. During February 2006, the Company changed the name of Techone to Lexon Semiconductor Corporation (“Lexon Semi”). Lexon Semi is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components. The Company has operated Lexon Semi as a majority-owned subsidiary and the business of Lexon Semi has been the operating business of the Company.

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

ITEM 6.                      SELECTED FINANCIAL STATEMENT DATA

None.

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

ITEM 8 .                      FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this form 10-K.

ITEM 9 .                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 24, 2009, we dismissed Kim & Lee, Certified Public Accountants (“Kim and Lee”) as our independent auditor for the fiscal year ended December 31, 2008. During their engagement for the last two fiscal years, there were no disagreements with Kim and Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kim and Lee would have caused Kim and Lee to make reference to the matter in their reports. Kim & Lee’s services for the fiscal year ended December 31, 2008 was limited to the review of our financial statements for our  Quarterly Report on Form 10-Q for each of the quarters in 2008 except for the Annual Report on Form 10-K.

We engaged Choi, Kim & Park LLP (“CKP”) as our principal accountants to audit and review our financial statements for the Annual Report on Form 10-K effective as of April 24, 2009. We, during our most recent fiscal year and any subsequent interim period to the date hereof, did not have discussions nor have we consulted with CKP regarding the following: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion to be rendered on the our financial statements, and neither a written report was provided to us nor oral advice was provided that CKP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matters that were the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event.

ITEM 9 A.                   CONTROLS AND PROCEDURES

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

ITEM 9 B.                   OTHER INFORMATION

None.
 PART III

ITEM 10 .                    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

ITEM 11 .                    EXECUTIVE COMPENSATION

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

ITEM 12 .                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

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

 ITEM 13 .                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

ITEM 15.                    EXHIBITS

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