Form 10-Q
period 2009-03-31
LEXON TECHNOLOGIES INC
filed 2009-05-20
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2009, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

 PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$-	$3,727

Property and equipment, net	971	1,012

Total assets	$971	$4,739

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$27,408	$26,847
Due to related parties	1,306,994	1,320,481
Accrued expenses	52,556	49,276
Notes payable	169,982	169,982
Liabilities related to discontinued operations	355,260	390,776
Total current liabilities	1,912,200	1,957,362

Contingent liabilities	274,610	274,610

Stockholders’ deficiency:
Common stock, $0.001 par value;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss	(101,216)	(151,800)
Deficit accumulated during the development stage	(5,027,642)	(5,012,932)
Total Lexon Technologies, Inc. stockholders’ deficiency	(2,027,835)	(2,063,709)
Noncontrolling interest	(158,004)	(163,524)
Total stockholders' deficiency	(2,185,839)	(2,227,233)

Total liabilities and stockholders' deficiency	$971	$4,739

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From July 18, 2001
			(Inception)
	For the Three Months Ended		through
	March 31,		March 31,
	2009	2008	2009

Revenue	$-	$-	$22,031

Operating expenses:
Research and development	-	-	-
Selling, general and administrative	11,429	22,570	3,820,144
Total operating expenses	11,429	22,570	3,820,144
Loss from operations	(11,429)	(22,570)	(3,798,113)

Other income (expenses):
Interest income	-	-	39,817
Other income	-	-	6,000
(Loss) on sale of assets	-	-	(1,134)
Gain on debt cancellation	-	-	907,872
Interest expense	(3,281)	(2,094)	(799,610)
Loss from investment	-	-	(11,667)
Net other income (expenses)	(3,281)	(2,094)	141,278

Loss before income taxes and noncontrolling interest	(14,710)	(24,664)	(3,656,835))
Income taxes	-	-	6,326
Loss from continuing operations, net of tax	(14,710)	(24,664)	(3,663,161)
Loss from discontinued operations, net of income tax	-	-	(1,513,399)
Net loss before noncontrolling interest	(14,710)	(24,664)	(5,176,560)
Less: Net loss attributable to the noncontrolling interest	-	-	(148,918)
Net loss attributable to Lexon Technologies, Inc.	$(14,710)	$(24,664)	$(5,027,642)

Basic earnings per share attributable to Lexon Technologies, Inc.
Continued operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Basic income per common share	$(0.00)	$(0.00)

Diluted earnings per share attributable to Lexon Technologies, Inc.
Continued operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Diluted income per common share	$(0.00)	$(0.00)

Weighted-average shares outstanding:
Basic	34,183,778	34,183,778
Diluted	34,183,778	34,183,778

Amounts attributable to Lexon Technologies, Inc.
Loss from continuing operations, net of tax	$(14,710)	$(24,664)	$(3,663,161)
Loss from discontinued operations, net of tax	-	-	(1,364,481)
Net loss attributable to Lexon Technologies, Inc.	$(14,710)	$(24,664)	$(5,027,642)

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income (Loss)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Jul 18, 2001	-	$-	$-	$-	$-	$-	$-	$-

Jul 2001 - stock issued for services at $0.001 per share	13,720,000	13,720	-	-	-	-	-	13,720

Aug 2001 - stock issued for cash at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-	-	350,000

Oct 2001 - stock issued for technology at $0.25 per share	1,500,000	1,500	373,500	-	-	-	-	375,000

Net loss for the year ended Dec 31, 2001	-	-	-	-	-	(522,180)	-	(522,180)

Balance, Dec 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)	-	216,540

Receipt of subscription receivable	-	-	-	220,000	-	-	-	220,000

Apr 2002 - stock issued to acquire Phacon Corp (Note 1)	1,648,778	1,649	(641,346)	-	-	-	-	(639,697)

Sep 2002 - stock issued for cash at $0.25 per share	280,000	280	69,720	-	-	-	-	70,000

Dec 2002 - stock issued for cash at $0.83 per share	120,000	120	99,880	-	-	-	-	100,000

Net loss for the year ended Dec 31, 2002	-	-	-	-	-	(473,510)	-	(473,510)

Balance, Dec 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)	-	(506,667)

Jan 2003 - stock issued for cash at $0.83 per share	240,000	240	199,760	-	-	-	-	200,000

Mar 2003 – stock issued for cash at $0.25 per share	840,000	840	209,160	-	-	-	-	210,000

Dec 2003 - stock issued for cash at $0.25 per share	60,000	60	14,940	-	-	-	-	15,000

Comprehensive income

Net loss for the year ended Dec 31, 2003	-	-	-	-	-	(611,808)	-	(611,808)

Foreign currency translation	-	-	-	-	4,729	-	-	4,729

Total comprehensive (loss) income	-	-	-	-	-	-	-	(607,079)

Balance, Dec 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	-	(688,746)

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency (Continued)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Dec 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$-	$(688,746)

Oct 2004 - stock issued for cash at $0.25 per share	4,000,000	4,000	996,000	-	-	-	-	1,000,000

Dec 2004 - stock issued for cash at $0.11 per share	6,125,000	6,125	693,875	-	-	-	-	700,000

Dec 2004 - stock issued for services at $0.25 per share	1,000,000	1,000	249,000	-	-	-	-	250,000

Dec 2004 - stock issued in lieu of outstanding debt at $0.10 per share	2,370,000	2,370	234,630	-	-	-	-	237,000

Comprehensive income

Net loss for the year ended Dec 31, 2004	-	-	-	-	-	(895,710)	(11,490)	(907,200)

Foreign currency translation	-	-	-	-	1,433	-	156	1,589

Total comprehensive (loss) income	-	-	-	-	-	-	-	(905,611)

Balance, Dec 31, 2004	34,183,778	34,184	3,066,839	-	6,162	(2,503,208)	(11,334)	592,643

Comprehensive income

Net loss for the year ended Dec 31, 2005	-	-	-	-	-	(459,251)	10,980	(448,271)

Foreign currency translation	-	-	-	-	(74,542)	-	(8,136)	(82,678)

Total comprehensive (loss) income	-	-	-	-	-	-	-	(530,949)

Balance, Dec 31, 2005	34,183,778	34,184	3,066,839	-	(68,380)	(2,962,459)	(8,490)	61,694

Comprehensive income

Net loss for the year ended Dec 31, 2006	-	-	-	-	-	(2,797,639)	(163,962)	(2,961,601)

Foreign currency translation	-	-	-	-	(18,729)	-	(2,044)	(20,773)

Investment loss	-	-	-	-	(22,704)	-	-	(22,704)

Total comprehensive (loss) income	-	-	-	-	-	-	-	(3,005,078)

Balance, Dec 31, 2006	34,183,778	34,184	3,066,839	-	(109,813)	(5,760,098)	(174,496)	(2,943,384)

Comprehensive income

Net income for the year ended Dec 31, 2007	-	-	-	-	-	749,430	(91)	749,339

Foreign currency translation	-	-	-	-	4,083	-	446	4,529

Total comprehensive (loss) income	-	-	-	-	-	-	-	753,868

Balance, Dec 31, 2007	34,183,778	34,184	3,066,839	-	(105,730)	(5,010,668)	(174,141)	(2,189,516)

Comprehensive income

Net income for the year ended Dec 31, 2008	-	-	-	-	-	(2,264)	15,645	13,381

Foreign currency translation	-	-	-	-	(46,070)	-	(5,028)	(51,098)

Total comprehensive (loss) income	-	-	-	-	-	-	-	(37,717)

Balance, Dec 31, 2008	34,183,778	$34,184	$3,066,839	$-	$(151,800)	$(5,012,932)	$(163,524)	$(2,227,233)

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency (Continued)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Dec 31, 2008	34,183,778	$34,184	$3,066,839	$-	$(151,800)	$(5,012,932)	$(163,524)	$(2,227,233)

Comprehensive income

Net income for the three months ended Mar 31, 2009	-	-	-	-	-	(14,710)	-	(14,710)

Foreign currency translation	-	-	-	-	50,584	-	5,520	56,104

Total comprehensive (loss) income	-	-	-	-	-	-	-	41,394

Balance, March 31, 2009	34,183,778	$34,184	$3,066,839	$-	$(101,216)	$(5,027,642)	$(158,004)	(2,185,839)

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From July 18, 2001
	For the Three Months Ended		(Inception)
	March 31,		through
	2009	2008	March 31, 2009
Cash Flows From Operating Activities:
Net loss	$(14,710)	$(24,664)	$(5,176,560)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	41	266	13,766
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Gain on forgiveness of debt	-	-	(907,872)
Loss on sale of assets	-	-	1,134
Change in assets and liabilities:
(Decrease) increase in accounts payable	561	-	27,408
(Decrease) increase in due to related parties	7,100	-	845,114
(Decrease) increase in accrued expenses	3,281	2,094	52,556
Increase in contingent liabilities	-	-	274,610
Operating cash generated by (used in) discontinued operations	-	(38,493)	390,776
Net Cash Used in Operating Activities	(3,727)	(60,797)	(3,840,348)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	-	(16,114)
Proceeds received on sale of fixed assets	-	-	243
Net Cash Used in Investing Activities	-	-	(15,871)

Cash Flows From Financing Activities:
Proceeds from related party notes		15,720	482,468
Proceeds from notes payable	-		1,356,469
Payments made on notes payable	-		(41,615)
Proceeds from issuance of common stock	-		2,225,303
Net Cash Provided by Financing Activities	-	15,720	4,022,625

Net increase (decrease) in cash and cash equivalents	(3,727)	(45,077)	166,406

Effect of currency exchange rate changes
On cash and cash equivalents	-	44,593	(166,406)

Cash and cash equivalent at beginning of period	3,727	5,255	-

Cash and cash equivalent at end of period	$-	$4,771	$-

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From July 18, 2001
	For the Three Months Ended		(Inception)
	March 31,		through
	2009	2008	March 31, 2009
Supplemental Cash Flow Information:

Cash Payments For
Interest	$-	$-	$717,548

Non-Cash Investing and Financing Activities
Stock issued for technology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,027,642 and a working capital deficit of approximately $1,912,000 as of March 31, 2009.   The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended.  These situations raise substantial doubt about the Company's ability to continue as a going concern.   The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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
(Unaudited, continued)

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

Cash and Cash Equivalents.  The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized no impairment during the three months ended March 31, 2009 and 2008.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

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

Fair Value of Financial Instrument.  The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  The carrying amount of cash and cash equivalents, accounts payable, and all other liabilities approximate their fair value because of their short term maturities at March 31, 2009 and December 31, 2008, unless otherwise stated.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes . Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the three months ended March 31, 2009 and 2008.

Reclassifications. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company has adopted SFAS 160 as of January 1, 2009.

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
(Unaudited, continued)

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 115-2/124-2 will not have a material impact on our financial condition or results of operations.

On April 1, 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). Under FSP FAS 141R-1, assets and liabilities arising from contingencies in a business combination are to be recognized at fair value at the acquisition date if the acquisition-date fair value can be determined during the measurement period. In cases where acquisition-date fair values cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date at amounts based on guidance in FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” if certain other criteria are met. FSP FAS 141R-1 also expands the disclosure requirements of Statement 141R to provide additional information about business combination-related contingencies in footnotes describing business combinations. FSP FAS 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it may have a significant effect on the accounting for any acquisitions we make on, or subsequent to, that date.

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

4. Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 consists of the following:

	(Unaudited)
	March 31, 2009	December 31, 2008

Computer and equipment	$10,450	$10,450
Furniture and fixture	4,287	4,287
	14,737	14,737
Accumulated depreciation	(13,766)	(13,725)

Net property and equipment	$971	$1,012

Depreciation expense for the three months ended March 31, 2009 and 2008 was $41 and $266, respectively.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

5. Investment

In 2003, the Company’s subsidiary in Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity.  The investment was recorded under the cost method.  The fair value of this investment as of December 31, 2007 was $104,189.  During 2008, Mirae Sojae Company ceased to operate as a viable company, and the investment was written off in 2008.

6. Due to Related Parties

The Company has not been able to pay compensation to its officers on time, and has accrued its past-due compensations.  During 2007, $888,000 was waived by the former officers. The Company recorded this waived amount as gain on debt cancellation for the year ended December 31, 2007.  As of March 31, 2009 and December 31, 2008, the balance of the past-due compensation was $847,014 and $838,014, respectively.

In addition, the Company has loans payable to officers, directors and shareholders of the Company and other related individuals.   These amounts are non-interest bearing and payable on demand.  As of March 31, 2009 and December 31, 2008, the balance of theses loans was $368,020 and $390,507, respectively.

Also, there are interest bearing notes payable to related parties at March 31, 2009 and December 31, 2008 consisting of the following:

	(Unaudited)
	March 31, 2009	December 31, 2008

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960

Total notes payable	$91,960	$91,960

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

7. Notes Payable

Notes payable at March 31, 2009 and December 31, 2008 consisted of the following:

	(Unaudited)
	March 31, 2009	December 31, 2008

Unsecured note payable to an unrelated individual, with interest at 7.5% per annum. The note is in default and is payable on demand.	$20,000	$20,000

Unsecured note payable to an unrelated party, with interest at 7.5% per annum. As disclosed in Note 8, the creditor has filed suit to collect on this note.	149,982	149,982

Total notes payable	$169,982	$169,982

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

9. Income Taxes

Significant components of deferred tax assets are as follows:

	(Unaudited)
	March 31, 2009	December 31, 2008

Loss carry forwards	$1,355,350	$1,352,904
Intangible assets	793,265	793,265
Other	233,575	229,720
Total deferred tax asset	2,382,190	2,375,889

Valuation allowance	(2,382,190)	(2,375,889)
Total deferred tax asset, net	$-	-

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	(Unaudited) Three Months Ended March 31,
	2009	2008

Expected federal tax benefit	34%	34%

State tax expense, net of expected federal tax benefit	9%	9%
Foreign loss not subject to U.S. federal income tax	0%	0%
Other	0%	0%
Increase (decrease) in valuation allowance	(43)%	(43%

Total tax provision	0%	0%

As of March 31, the Company had approximately $3,411,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2019 through 2028. In addition, the Company has California state NOL carryforwards of approximately $2,212,000 expiring in 2012 through 2018.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $6,301 during the three months ended March 31, 2009.

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
(Unaudited, continued)

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

There were no stock options granted during the three months ended March 31, 2009 and 2008.

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

Results of Operation for Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

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

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percentage Change
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Operating expenses	11,429	22,570	49.4%

Net (loss)	$(14,710)	$(24,664)	$40.4%

Net (loss) per share	$(.000)	$(.001)	$100%

Revenues.

There were no revenues from operations for the three months ended March 31, 2009 and 2008.

Operating Expenses.

Operating expenses decreased by $11,141 to $11,429 for the three months ended March 31, 2008 as compared to $22,570 for the three months ended March 31, 2008.

Operating expenses for the three months ended March 31, 2009 were $11,429 in selling, general and administrative expenses. Operating expenses for the prior year period were $22,570, consisting of $22,304 in selling, general and administrative expenses, and $266 in depreciation and amortization. The decrease in operating expenses is due to the suspension of the business operations of the Company since July 2006 and our continued efforts to reduce expenses due to limited resources.

Operating expenses since inception (July 18, 2001) total $3,798,113.  Our net earnings per share for the three months ended March 31, 2009 was zero, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the three months ended March 31, 2009 consisted of $3,281 all in interest expense.  Other expense for the prior year period totaled $2,094 also in interest expense.

Liquidity and Capital Resources.

At March 31, 2009, we had current assets of $971 and current liabilities of $1,912,200 for negative working capital of $1,911,229.  Current assets consisted entirely of property and equipment.

At March 31, 2009, we had property and equipment, net totaling $971, consisting of computer and equipment, furniture and fixtures in the aggregate amount of $14,737 less the accumulated depreciation of $13,766.

Current liabilities at March 31, 2009, consisted of accounts payable of $27,408, accounts payable due to related parties of $1,306,994, accrued expenses of $52,556, notes payable of $169,982, and liabilities related to discontinued operations of $335,260. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the three months ended March 31, 2009, net cash used in operating activities totaled $3,727 compared to net cash used in operating activities of $60,797 in the prior year period. Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

There were no net cash used in investing activities for the three months ended March 31, 2009 and the same previous year period.

There was no net cash provided by financing activities for the three months ended March 31, 2009. In the prior year period, net cash provided by financing activities totaled $15,720 in proceeds from notes payable.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant recurring losses which have resulted in an accumulated deficit of $5,027,642, and a working capital deficit of approximately $1,912,000, as of March 31, 2009.  Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2010. No definitive terms or agreements for funding or a business combination have been reached at the date of this Report.

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

Date: May 20, 2009

LEXON TECHNOLOGIES, INC.

/s/ Hyung Soon Lee
Hyung Soon Lee
Chief Executive Officer and Chief Financial Officer