Form 10-Q
period 2009-06-30
LEXON TECHNOLOGIES INC
filed 2009-08-19
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2009

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
(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during
the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2009, Lexon had 34,183,778 shares of its common stock, par value $.001 outstanding.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,053	$3,727

Property and equipment, net	930	1,012

Assets related to discontinued operations	-	-

Total assets	$1,983	$4,739

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$26,847	$26,847
Due to related parties	1,311,954	1,320,481
Accrued expenses	55,837	49,276
Notes payable	244,982	169,982
Liabilities related to discontinued operations	385,037	390,776
Total current liabilities	2,024,657	1,957,362

Contingent liabilities	274,610	274,610

Stockholders’ deficiency:
Common stock, $0.001 par value;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss	(143,625)	(151,800)
Deficit accumulated during the development stage	(5,092,050)	(5,012,932)
Total Lexon Technologies, Inc. stockholders’ deficiency	(2,134,652)	(2,063,709)
Noncontrolling interests	(162,632)	(163,524)
Total stockholders' deficiency	(2,297,284)	(2,227,233)

Total liabilities and stockholders' deficiency	$1,983	$4,739

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From July 18,
					2001
					(Inception)
	For the Three Month Ended		For the Six Month Ended		through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$22,031

Operating expenses:
Research and development	-	-	-	-	-
Selling, general and administrative	61,127	12,037	72,556	34,607	3,881,271
Total operating expenses	61,127	12,037	72,556	34,607	3,881,271

Loss from operations	(61,127)	(12,037)	(72,556)	(34,607)	(3,859,240)

Other income (expenses):
Interest income	-	-	-	-	39,817
Other income	-	-	-	-	6,000
(Loss) on sale of assets	-	-	-	-	(1,134)
Gain on debt cancellation	-	-	-	-	907,872
Interest expense	(3,281)	(2,093)	(6,562)	(4,187)	(802,891)
Loss from investment	-	-	-	-	(11,667)
Net other income (expenses)	(3,281)	(2,093)	(6,562)	(4,187)	137,997

Income (loss) before income tax
and noncontrolling interests	(64,408)	(14,130)	(79,118)	(38,794)	(3,721,243)

Income taxes	-	-	-	-	6,326

Loss from continuing	(64,408)	(14,130)	(79,118)	(38,794)	(3,727,569)

Loss from discontinued operations	-	-	-	-	(1,513,399)

Net loss before noncontrolling interest	(64,408)	(14,130)	(79,118)	(38,794)	(5,240,968)

Less: Net loss attributable to
The noncontrolling interest	-	-	-	-	(148,918)

Net loss attributable to Lexon	(64,408)	(14,130)	(79,118)	(38,794)	(5,092,050)

Basis earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common stocks outstanding	34,183,778	34,183,778	34,183,778	34,183,778

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income (Loss)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Jul 18, 2001	-	$-	$-	$-	$-	$-	$-	$-
Jul 2001 - stock issued for
services at $0.001 per share	13,720,000	13,720	-	-	-	-	-	13,720

Aug 2001 - stock issued for cash
at $0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-	-	350,000

Oct 2001 - stock issued for
technology at $0.25 per share	1,500,000	1,500	373,500	-	-	-	-	375,000

Net loss for the year ended Dec
31, 2001	-	-	-	-	-	(522,180)	-	(522,180)

Balance, Dec 31, 2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)	-	216,540

Receipt of subscription
receivable	-	-	-	220,000	-	-	-	220,000

Apr 2002 - stock issued to
acquire Phacon Corp (Note 1)	1,648,778	1,649	(641,346)	-	-	-	-	(639,697)

Sep 2002 - stock issued for cash
at $0.25 per share	280,000	280	69,720	-	-	-	-	70,000

Dec 2002 - stock issued for cash
at $0.83 per share	120,000	120	99,880	-	-	-	-	100,000

Net loss for the year ended Dec
31, 2002	-	-	-	-	-	(473,510)	-	(473,510)

Balance, Dec 31, 2002	19,548,778	19,549	469,474	-	-	(995,690)	-	(506,667)

Jan 2003 - stock issued for cash
at $0.83 per share	240,000	240	199,760	-	-	-	-	200,000

Mar 2003 – stock issued for cash
at $0.25 per share	840,000	840	209,160	-	-	-	-	210,000

Dec 2003 - stock issued for cash
at $0.25 per share	60,000	60	14,940	-	-	-	-	15,000

Comprehensive income
Net loss for the year ended Dec
31, 2003	-	-	-	-	-	(611,808)	-	(611,808)

Foreign currency translation	-	-	-	-	4,729	-	-	4,729

Total comprehensive income	-	-	-	-	-	-	-	(607,079)

Balance, Dec 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$-	$(688,746)

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency (Continued)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Dec 31, 2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$-	$(688,746)

Oct 2004 - stock issued for cash
at $0.25 per share	4,000,000	4,000	996,000	-	-	-	-	1,000,000

Dec 2004 - stock issued for cash
at $0.11 per share	6,125,000	6,125	693,875	-	-	-	-	700,000

Dec 2004 - stock issued for
services at $0.25 per share	1,000,000	1,000	249,000	-	-	-	-	250,000

Dec 2004 - stock issued in lieu of
outstanding debt at $0.10 per	2,370,000	2,370	234,630	-	-	-	-	237,000

Comprehensive income

Net loss for the year ended Dec
31, 2004	-	-	-	-	-	(895,710)	(11,490)	(907,200)

Foreign currency translation	-	-	-	-	1,433	-	156	1,589

Total comprehensive income	-	-	-	-	-	-	-	(905,611)

Balance, Dec 31, 2004	34,183,778	34,184	3,066,839	-	6,162	(2,503,208)	(11,334)	592,643

Comprehensive income

Net loss for the year ended Dec
31, 2005	-	-	-	-	-	(459,251)	10,980	(448,271)

Foreign currency translation	-	-	-	-	(74,542)	-	(8,136)	(82,678)

Total comprehensive income	-	-	-	-	-	-	-	(530,949)

Balance, Dec 31, 2005	34,183,778	34,184	3,066,839	-	(68,380)	(2,962,459)	(8,490)	61,694

Comprehensive income

Net loss for the year ended Dec
31, 2006	-	-	-	-	-	(2,797,639)	(163,962)	(2,961,601)

Foreign currency translation	-	-	-	-	(18,729)	-	(2,044)	(20,773)

Investment loss	-	-	-	-	(22,704)	-	-	(22,704)

Total comprehensive income	-	-	-	-	-	-	-	(3,005,078)

Balance, Dec 31, 2006	34,183,778	34,184	3,066,839	-	(109,813)	(5,760,098)	(174,496)	(2,943,384)

Comprehensive income

Net income for the year ended
Dec 31, 2007	-	-	-	-	-	749,430	(91)	749,339

Foreign currency translation	-	-	-	-	4,083	-	446	4,529

Total comprehensive income	-	-	-	-	-	-	-	753,868

Balance, Dec 31, 2007	34,183,778	34,184	3,066,839	-	(105,730)	(5,010,668)	(174,141)	(2,189,516)

Comprehensive income

Net income for the year ended
Dec 31, 2008	-	-	-	-	-	(2,264)	15,645	13,381

Foreign currency translation	-	-	-	-	(46,070)	-	(5,028)	(51,098)

Total comprehensive income	-	-	-	-	-	-	-	(37,717)

Balance, Dec 31, 2008	34,183,778	$34,184	$3,066,839	$-	$(151,800)	$(5,012,932)	$(163,524)	$(2,227,233)

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency (Continued)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Dec 31, 2008	34,183,778	$34,184	$3,066,839	$-	$(151,800)	$(5,012,932)	$(163,524)	$(2,227,233)

Comprehensive income

Net income for the six months
ended Jun 30, 2009	-	-	-	-	-	(79,118)	-	(79,118)

Foreign currency translation	-	-	-	-	8,175	-	892	9,067
Total comprehensive
income(loss)	-	-	-	-	-	-	-	(70,051)

Balance, Jun 30, 2009	34,183,778	$34,184	$3,066,839	$-	$(143,625)	$(5,092,050)	$(162,632)	$(2,297,284)

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From July 18, 2001
	For the Six Months Ended		(Inception)
	June 30,		through
	2009	2008	June 30, 2009
Cash Flows From Operating Activities:
Net loss	$(79,118)	$(38,794)	$(5,240,968)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	82	266	13,807
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Gain on forgiveness of debt	-	-	(907,872)
Loss on sale of assets	-	-	1,134
Change in assets and liabilities:
(Decrease) increase in accounts payable	-	(75,386)	26,847
(Decrease) increase in due to related parties	(5,200)	-	832,814
Increase in accrued expenses	6,562	4,187	55,837
Increase in contingent liabilities	-	-	274,610
Net cash provided by operating activities from continuing operations	(77,674)	(109,727)	(4,305,071)
Net cash generated by operating activities from discontinued operations	-	-	390,776
Net Cash Used in Operating Activities	(77,674)	(109,727)	(3,914,295)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	-	(16,114)
Proceeds received on sale of fixed assets	-	41	243
Net Cash Provided by (Used in) Investing Activities	-	41	(15,871)

Cash Flows From Financing Activities:
Proceeds from related party notes	-	15,720	482,468
Proceeds from notes payable	75,000	-	1,431,469
Payments made on notes payable	-	-	(41,615)
Proceeds from issuance of common stock	-	-	2,225,303
Net Cash Provided by Financing Activities	75,000	15,720	4,097,625

Net increase (decrease) in cash and cash equivalents	(2,674)	(93,966)	167,459

Effect of currency exchange rate changes
On cash and cash equivalents	-	88,747	(166,406)

Cash and cash equivalent at beginning of period	3,727	5,255	-

Cash and cash equivalent at end of period	$1,053	$36	$1,053

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From July 18,
			2001
	For the Six Months Ended		(Inception)
	June 30,		through
	2009	2008	June 30, 2009
Supplemental Cash Flow Information:

Cash Payments For
Interest	$-	$-	$717,548

Non-Cash Investing and Financing Activities
Stock issued for technology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

See accompanying notes to unaudited consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Going Concern

Nature of Business

Lexon Technologies, Inc. ("the Company" or "Lexon") was incorporated in April 1989 under the laws of state of Delaware, and owns 90.16% of Lexon Semiconductor Corporation ("Lexon Semi" or formerly known as Techone Co., Ltd ("Techone")) which had developed and manufactured Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries. The Company currently has no business activities.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses which have resulted in an accumulated deficit of $5,092,050 and a working capital deficit of approximately $2,023,600 as of June 30, 2009. The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended. These situations raise substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. The Company recognized no impairment during the six months ended June 30, 2009 and 2008.

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

Fair Value of Financial Instrument. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts payable, and all other liabilities approximate their fair value because of their short term maturities at June 30, 2009 and December 31, 2008, unless otherwise stated.

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

The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the six months ended June 30, 2009 and 2008.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 160 as of January 1, 2009.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). The provisions of FSP 141(R)-1 that amend SFAS 141(R) are effective for the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP 141(R)-1 on January 1, 2009, and the impact of this guidance will depend upon the nature, terms, and size of the acquisitions we consummate.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 that amend SFAS 115 and SFAS 124 are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this FSP is not expected to affect the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets, which will be effective for us on January 1, 2010. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46R, which will be effective for us on January 1, 2010. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The Company does not expect a material effect from the adoption of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which will be effective for us on September 30, 2009. SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact our financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

4. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Computer and equipment	$10,450	$10,450
Furniture and fixture	4,287	4,287
	14,737	14,737
Accumulated depreciation	(13,807)	(13,725)

Net property and equipment	$930	$1,012

Depreciation expense for the six months ended June 30, 2009 and 2008 was $82 and $518, respectively.

5. Investment

In 2003, the Company’s subsidiary in Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity. The investment was recorded under the cost method. The fair value of this investment as of December 31, 2007 was $104,189. During 2008, Mirae Sojae Company ceased to operate as a viable company, and the investment was written off in 2008.

6. Due to Related Parties

The Company has not been able to pay compensation to its officers on time, and has accrued its past-due compensations. During 2007, $888,000 was waived by the former officers. The Company recorded this waived amount as gain on debt cancellation for the year ended December 31, 2007. As of June 30, 2009 and December 31, 2008, the balance of the past-due compensation was $856,014 and $838,014, respectively.

In addition, the Company has loans payable to officers, directors and shareholders of the Company and other related individuals. These amounts are non-interest bearing and payable on demand. As of June 30, 2009 and December 31, 2008, the balance of theses loans was $363,980 and $390,507, respectively.

Also, there are interest bearing notes payable to related parties consisting of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Unsecured note payable to a shareholder, with interest at
7.5% per annum. Note is in default and is payable on
demand.	$5,000	$5,000

Expired convertible debt issued to a former employee, with
interest at 7.5% per annum. The conversion maturity date
was in October 2004. The note is payable on demand.	30,000	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in
October 2005. The note is payable on demand.	56,960	56,960

Total notes payable	$91,960	$91,960

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

7. Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Unsecured note payable to an unrelated individual, with
interest at 7.5% per annum. The note is in default and is
payable on demand.	$20,000	$20,000

Unsecured note payable to an unrelated party, with interest
at 7.5% per annum. As disclosed in Note 8, the creditor has
filed suit to collect on this note.	149,982	149,982

Unsecured note payable to an unrelated party, non-interest
bearing and due fully in September 2009.	75,000	-

Total notes payable	$244,982	$169,982

8. Commitments and Contingencies

Contingent Liabilities

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

Legal Proceedings

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”) filed a claim against us as well as the other name parties who are former and current officers of the Company, alleging breach of contract, relating to an agreement to settle an earlier dispute involving the investment by ADT in Lexon and its subsequent unilateral decision to rescind the investment and calling for a refund of the partial investment made in Lexon. The investment was made by ADT on or about January 16, 2007. The total amount of damages claimed under the pending lawsuit is $150,000 plus filing costs, interest and attorney fees for an aggregate amount of 178,522.05. On or about May 2, 2009, Lexon became aware of a default judgment entered in the amount above. Such judgment was entered on December 22, 2008. On or about May 8, 2009, we have retained Smith, Chapman, & Campbell for the purpose of setting aside the default judgment as the Company was never in receipt of the notice of default entry.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

9. Income Taxes

Significant components of deferred tax assets are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Loss carry forwards	$1,379,087	$1,352,904
Intangible assets	793,265	793,265
Other	237,431	229,720
Total deferred tax asset	2,409,783	2,375,889

Valuation allowance	(2,409,783)	(2,375,889)
Net deferred tax asset, net	$-	$-

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Expected federal tax benefit	34%	34%

State tax expense, net of expected federal tax benefit	9%	9%
Increase (decrease) in valuation allowance	(43)%	(43)%

Total tax provision	0%	0%

As of June 30, 2009, the Company had approximately $3,467,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2019 through 2028. In addition, the Company has California state NOL carryforwards of approximately $2,268,000 expiring in 2012 through 2018.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $33,894 during the six months ended June 30, 2009.

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

There were no stock options granted during the six months ended June 30, 2009 and there were no options outstanding as of June 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Lexon Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation (“Techone” ), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors. During February 2006, the Company changed the name of Techone to Lexon Semiconductor Corporation (“Lexon Semi”). Lexon Semi is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components. The Company has operated Lexon Semi as a majority-owned subsidiary and the business of Lexon Semi had been the operating business of the Company. Since July 2006, the operations of Lexon Semi have been suspended.

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

Results of Operations

You should read the selected financial data set forth below along with out discussion of our plan of operation and our financial statements and the related notes. We have derived the financial data from our unaudited financial statements. We believe the financial data shown in the tables below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

Comparison of the Three Months Ended June 30, 2009 and June 30, 2008

	Three Months	Three Months
	Ended	Ended	Percentage
	June 30, 2009	June 30, 2008	Change
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Operating expenses	61,127	12,037	407.8%

Net (loss)	$(64,408)	$(14,130)	$355.8%

Net (loss) per share	$(.002)	$(.001)	$100.0%

Revenues.

There were no revenues from operations for the three months ended June 30, 2009 and 2008.

Operating Expenses.

Operating expenses increased by $49,090 to $61,127 for the three months ended June 30, 2009 as compared to $12,037 for the three months ended June 30, 2008.

Operating expenses for the three months ended June 30, 2009 were $61,127 in selling, general and administrative expenses. Operating expenses for the prior year period were $12,037 in selling, general and administrative expenses. The increase in operating expenses is due primarily for professional fees rendered related to continuing efforts to search for new business opportunities.

Operating expenses since inception (July 18, 2001) total $3,881,271. Our net earnings per share for the three months ended June 30, 2009 was zero, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the three months ended June 30, 2009 consisted of $3,281 in interest expense. Other expense for the prior year period totaled $2,093, also in interest expense.

Comparison of the Six Months Ended June 30, 2009 and June 30, 2008

	Six Months	Six Months
	Ended	Ended	Percentage
	June 30, 2009	June 30, 2008	Change
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Operating expenses	72,556	34,607	109.7%

Net (loss)	$(79,118)	$(38,794)	$103.9%

Net (loss) per share	$(.002)	$(.001)	$100.0%

Revenues.

There were no revenues from operations for the six months ended June 30, 2009 and 2008.

Operating Expenses.

Operating expenses increased by $37,949 to $72,556 for the six months ended June 30, 2009 as compared to $34,607 for the six months ended June 30, 2008.

Operating expenses for the six months ended June 30, 2009 were $72,556 in selling, general and administrative expenses. Operating expenses for the prior year period were $34,607 in selling, general and administrative expenses. The increase in operating expenses is due primarily for professional fees rendered related to continuing efforts to search for new business opportunities.

Operating expenses since inception (July 18, 2001) total $3,881,271. Our net earnings per share for the six months ended June 30, 2009 was zero, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the six months ended June 30, 2009 consisted of $6,562 all in interest expense. Other expense for the prior year period totaled $4,187, also in interest expense.

Liquidity and Capital Resources.

At June 30, 2009, we had current assets of $1,053 and current liabilities of $2,024,657 for negative working capital of $2,023,604. Current assets consisted entirely of cash and cash equivalents.

At June 30, 2009, we had property and equipment, net totaling $930, consisting of computer and equipment, furniture and fixtures in the aggregate amount of $14,737 less the accumulated depreciation of $13,807.

Current liabilities at June 30, 2009, consisted of accounts payable of $26,847, amounts due to related parties of $1,311,954, accrued expenses of $55,837, notes payable of $244,982, and liabilities related to discontinued operations of $385,037. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the six months ended June 30, 2009, net cash used in operating activities totaled $77,674 compared to net cash used in operating activities of $109,727 in the prior year period. Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

There were no net cash used in investing activities for the six months ended June 30, 2009. In the prior year period, net cash provided by investing activities totaled $41 from sale of property.

For the six months ended June 30, 2009, net cash provided by financing activities totaled $75,000 in proceeds from notes payable. In the prior year period, net cash provided by financing activities totaled $15,720 in proceeds from notes payable to related parties.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant recurring losses which have resulted in an accumulated deficit of $5,092,050, and a working capital deficit of approximately $2,024,000, as of June 30, 2009. Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Our management hopes to be able to find additional sources of funding and/or a possible business opportunity in order to commence revenue producing business operations during fiscal year 2010. No definitive terms or agreements for funding or a business combination have been reached at the date of this report.

Off-Balance Sheet Arrangements.

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009 and believes that the Company’s disclosure controls and procedures are not effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Management has used the framework set forth in the report entitled /Internal Control - Integrated Framework/ published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

We are smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are two pending legal proceedings against us.

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”) filed a claim against us as well as the other name parties who are former and current officers of the Company, alleging breach of contract, relating to an agreement to settle an earlier dispute involving the investment by ADT in Lexon and its subsequent unilateral decision to rescind the investment and calling for a refund of the partial investment made in Lexon. The investment was made by ADT on or about January 16, 2007. The total amount of damages claimed under the pending lawsuit is $150,000 plus filing costs, interest and attorney fees for an aggregate amount of 178,522.05. On or about May 2, 2009, Lexon became aware of a default judgment entered in the amount above. Such judgment was entered on December 22, 2008. On or about May 8, 2009, we have retained Smith, Chapman, & Campbell for the purpose of setting aside the default judgment as the Company was never in receipt of the notice of default entry.

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

Date: August 19, 2009

LEXON TECHNOLOGIES, INC.

/s/ Hyung Soon Lee
Hyung Soon Lee
Chief Executive Officer and Chief Financial Officer