Form 10-Q
period 2009-11-20
LEXON TECHNOLOGIES INC
filed 2009-11-20
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-24721

LEXON TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

14830 Desman Road La Mirada, California	90638
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (714) 522 0260

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

As of October 20, 2009, Lexon had 482,477,222 shares of its common stock, par value $.001 outstanding.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$403	$3,727

Property and equipment, net	889	1,012

Assets related to discontinued operations	-	-

Total assets	$1,292	$4,739

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$26,847	$26,847
Due to related parties	587,574	1,320,481
Accrued expenses	59,119	49,276
Notes payable	262,982	169,982
Liabilities related to discontinued operations	415,458	390,776
Total current liabilities	1,351,980	1,957,362

Contingent liabilities	274,610	274,610

Stockholders’ deficiency:
Common stock, $0.001 par value;
100,000,000 shares authorized;
34,183,778 shares issued and outstanding	34,184	34,184
Additional paid-in capital	3,066,839	3,066,839
Accumulated other comprehensive loss	(194,625)	(151,800)
Deficit accumulated during the development stage	(4,372,008)	(5,012,932)
Total Lexon Technologies, Inc. stockholders’ deficiency	(1,465,610)	(2,063,709)
Noncontrolling interests	(159,688)	(163,524)
Total stockholders' deficiency	(1,625,298)	(2,227,233)

Total liabilities and stockholders' deficiency	$1, 292	$4,739

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From July 18,
					2001
					(Inception)
	For the Three Month Ended		For the Nine Month Ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$22,031

Operating expenses:
Research and development	-	-	-	-	-
Selling, general and administrative	26,691	19,254	99,247	53,861	3,907,962
Total operating expenses	26,691	19,254	99,247	53,861	3,907,962

Loss from operations	(26,691)	(19,254)	(99,247)	(53,861)	(3,885,931)

Other income (expenses):
Interest income	-	-	-	-	39,817
Other income	-	-	-	-	6,000
Loss on sale of assets	-	-	-	-	(1,134)
Gain on debt cancellation	750,014	-	750,014	-	1,657,886
Interest expense	(3,281)	(2,117)	(9,843)	(6,304)	(806,172)
Loss from investment	-	-	-	-	(11,667)
Net other income (expenses)	746,733	(2, 117)	740,171	(6,304)	884,730

Income (loss) before income tax
and noncontrolling interests	720,042	(21,371)	640,924	(60,165)	(3,001,201)

Income taxes	-	-	-	6,326	6,326

Income(loss) from continuing	720,042	(21,371)	640,924	(66,491)	(3,007,527)

Loss from discontinued operations	-	-	-	-	(1,513,399)

Net income(loss) before noncontrolling	720,042	(21,371)	640,924	(66,491)	(4,520,926)
interest
Less: Net loss attributable to
The noncontrolling interest	-	-	-	-	(148,918)

Net income(loss) attributable to Lexon	720,042	(21,371)	640,924	(66,491)	(4,372,008)

Other comprehensive income (loss):
Foreign currency translation	(48,056)	86,836	(38,989)	163,754	(205,395)

Comprehensive income (loss)	$671,986	$65,465	$601,935	$97,263	$(4,577,403)

Basis earnings (loss) per share	$0.02	$(0.00)	$0.02	$(0.00)

Weighted average number of
Common stocks outstanding	34,183,778	34,183,778	34,183,778	34,183,778

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Jul 18,
2001	-	$-	$-	$-	$-	$-	$-	$-
Jul 2001 - stock
issued for services at	13,720,000	13,720	-	-	-	-	-	13,720
Aug 2001 - stock
issued for cash at
$0.25 per share	2,280,000	2,280	567,720	(220,000)	-	-	-	350,000
Oct 2001 - stock
issued for
technology at $0.25
per share	1,500,000	1,500	373,500	-	-	-	-	375,000

Net loss for the year
ended Dec 31, 2001	-	-	-	-	-	(522,180)	-	(522,180)
Balance, Dec 31,
2001	17,500,000	17,500	941,220	(220,000)	-	(522,180)	-	216,540
Receipt of
subscription
receivable	-	-	-	220,000	-	-	-	220,000
Apr 2002 - stock
issued to acquire
Phacon Corp (Note
1)	1,648,778	1,649	(641,346)	-	-	-	-	(639,697)

Sep 2002 - stock
issued for cash at
$0.25 per share	280,000	280	69,720	-	-	-	-	70,000

Dec 2002 - stock
issued for cash at
$0.83 per share	120,000	120	99,880	-	-	-	-	100,000

Net loss for the year
ended Dec 31, 2002	-	-	-	-	-	(473,510)	-	(473,510)
Balance, Dec 31,
2002	19,548,778	19,549	469,474	-	-	(995,690)	-	(506,667)
Jan 2003 - stock
issued for cash at
$0.83 per share	240,000	240	199,760	-	-	-	-	200,000
Mar 2003 – stock
issued for cash at
$0.25 per share	840,000	840	209,160	-	-	-	-	210,000
Dec 2003 - stock
issued for cash at
$0.25 per share	60,000	60	14,940	-	-	-	-	15,000

Comprehensive
income

Net loss for the year
ended Dec 31, 2003	-	-	-	-	-	(611,808)	-	(611,808)
Foreign currency
translation	-	-	-	-	4,729	-	-	4,729

Total comprehensive
income	-	-	-	-	-	-	-	(607,079)
Balance, Dec 31,
2003	20,688,778	$20,689	$893,334	$-	$4,729	$(1,607,498)	$-	$(688,746)

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
share
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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency (Continued)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the		Total
	Common Stock		Paid-in	Subscription	Comprehensive	Development	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Receivable	Income (loss)	Stage	Interest	Equity

Balance, Dec 31, 2008	34,183,778	$34,184	$3,066,839	$-	$(151,800)	$(5,012,932)	$(163,524)	$(2,227,233)

Comprehensive income

Net income for the nine months
ended Sep 30, 2009	-	-	-	-	-	640,924	-	640,924

Foreign currency translation	-	-	-	-	(42,825)	-	3,836	(38,989)
Total comprehensive
income(loss)	-	-	-	-	-	-	-	601,935

Balance, Sep 30, 2009	34,183,778	$34,184	$3,066,839	$-	$(194,625)	$(4,372,008)	$(159,688)	$(1,625,298)

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From July 18, 2001
	For the Years Ended		(Inception)
	September 30,		through
	2009	2008	September 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$640,924	$(66,491)	$(4,520,926)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	123	679	13,848
Stock for services	-	-	263,720
Stock for technology	-	-	375,000
Gain on forgiveness of debt	(750,014)	-	(1,657,886)
Loss on sale of assets	-	-	1,134
Change in assets and liabilities:
(Decrease) increase in accounts payable	-	(147,682)	26,847
(Decrease) increase in due to related parties	2,800	-	840,814
(Decrease) increase in accrued expenses	9,843	6,304	59,118
Increase in contingent liabilities	-	-	274,610
Net cash provided by operating activities from continuing operations	(96,324)	(207,190)	(4,323,721)
Net cash generated by (used in) operating activities from discontinued operations	-	-	390,776
Net Cash Used in Operating Activities	(96,324)	(207,190)	(3,932,945)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	-	(16,114)
Proceeds received on sale of fixed assets	-	-	243
Net Cash Used in Investing Activities	-	-	(15,871)

Cash Flows From Financing Activities:
Proceeds from related party notes	-	15,720	482,468
Proceeds from notes payable	93,000	-	1,449,469
Payments made on notes payable	-	-	(41,615)
Proceeds from issuance of common stock	-	-	2,225,303
Net Cash Provided by Financing Activities	93,000	15,720	4,115,625

Net increase (decrease) in cash and cash equivalents	(3,324)	(191,470)	166,809

Effect of currency exchange rate changes
On cash and cash equivalents	-	187,232	(166,406)

Cash and cash equivalent at beginning of period	3,727	5,255	-

Cash and cash equivalent at end of period	$403	$1,017	$403

The accompanying notes are an integral part of the consolidated financial statements.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From July 18, 2001
	For the Years Ended		(Inception)
	September 30,		through
	2009	2008	September 30, 2009
Supplemental Cash Flow Information:

Cash Payments For
Interest	$-	$-	$717,548

Non-Cash Investing and Financing Activities
Stock issued for technology	$-	$-	$375,000
Stock issued for services	$-	$-	$263,720
Stock issued for in lieu of debt	$-	$-	$237,000

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

In December 2004, the Company acquired 90.16% of the voting stock of Techone Company, Ltd, a company in Korea, by investing $1,588,000. The Company recognized goodwill of $1,851,692 in the acquisition. The Company acquired Techone to develop it as the Company’s core operating business in Korea for manufacturing and selling LTCC related products. However, the development of the LTCC related products was not successful, and the operations of Techone became highly leveraged financially. In August 2005, certain creditors filed an involuntary foreclosure and sold Techone’s assets through public auction to satisfy secured debts. This disposal of assets resulted in a gain $1,315,469 for the year ended December 31, 2005. In February 2006, Techone changed its name to Lexon Semiconductor Corporation and all of its operation has been suspended due to lack of operating working capital. Lexon Semi was dissolved on October 28, 2009 based on a decision of shareholders meeting. Lexon Semi has $241,000 of due to related party and $415,000 of liabilities relation to discontinued operations as of September 30,2009.

On October 7, 2009, Paragon, a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company issued 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of Paragon, representing approximately 67% of the issued and outstanding Common Stock after completion of the merger in October 2009. The effective date of the Merger is October 22, 2009 (“Effective Date”). We have decided to maintain the name of our predecessor company.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses which have resulted in an accumulated deficit of $ 4,372,008 and a working capital deficit of approximately $1,351,577 as of September 30, 2009. The development of the LTCC related products by Lexon Semi, which had been pursued as the Company’s core business, was unsuccessful, and most of assets of Lexon Semi were foreclosed and sold by creditors in August 2005. Since then, the operations of Lexon Semi have been suspended. These situations raise substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products and attain profitable operations.

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

Revenue Recognition. Revenue is recognized, in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB No. 104"), when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. As such, the Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. There are no multi-deliverables or product warranties requiring accounting recognition.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. The Company recognized no impairment during the nine months ended September 30, 2009 and 2008.

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

Fair Value of Financial Instrument. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts payable, and all other liabilities approximate their fair value because of their short term maturities at September 30, 2009 and December 31, 2008, unless otherwise stated.

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

The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the nine months ended September 30, 2009 and 2008.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity's financial statements. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted APB 14-1 as of January 1, 2009.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 that amend SFAS 115 and SFAS 124 are effective for interim and annual reporting periods ending after September 15, 2009. The implementation of this FSP is not expected to affect the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets, which will be effective for us on January 1, 2010. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In September 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46R, which will be effective for us on January 1, 2010. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The Company does not expect a material effect from the adoption of this standard on our consolidated financial statements.

In September 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which will be effective for us on September 30, 2009. SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative nongovernmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact our financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

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

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

4. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2009	December 31,
	(Unaudited)	2008

Computer and equipment	$10,450	$10,450
Furniture and fixture	4,287	4,287
	14,737	14,737
Accumulated depreciation	(13,848)	(13,725)

Net property and equipment	$889	$1,012

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $123 and $679, respectively.

5. Investment

In 2003, the Company’s subsidiary in Korea, Lexon Semi, invested $125,967 in a 10% voting stock of Mirae Sojae Company, a Korean entity. The investment was recorded under the cost method. The fair value of this investment as of December 31, 2007 was $104,189. During 2008, Mirae Sojae Company ceased to operate as a viable company, and the investment was written off in 2008.

6. Due to Related Parties

The Company has not been able to pay compensation to its officers on time, and has accrued its past-due compensations. During 2007, $888,000 was waived by the former officers. The Company recorded this waived amount as gain on debt cancellation for the year ended December 31, 2007. During 2009, $775,014 was waived by the current CEO, Hyung Soon Lee. The Company recorded $25,000 as Loan from management and $750,014 as gain on debt cancellation for the nine month ended September 30, 2009. As of September 30, 2009 and December 31, 2008, the balance of the past-due compensation was $90,000 and $838,014, respectively.

In addition, the Company has loans payable to officers, directors and shareholders of the Company and other related individuals. These amounts are non-interest bearing and payable on demand. As of September 30, 2009 and December 31, 2008, the balance of theses loans was $405,614 and $390,507, respectively.

Also, there are interest bearing notes payable to related parties consisting of the following:

	September 30, 2009 (Unaudited)	December 31, 2008

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$ 5,000	$ 5,000
Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000
Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960
Total notes payable	$91,960	$91,960

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

7. Notes Payable

Notes payable consist of the following:

	September 30,
	2009	December 31,
	(Unaudited)	2008

Unsecured note payable to an unrelated individual, with
interest at 7.5% per annum. The note is in default and is
payable on demand.	$20,000	$20,000

Unsecured note payable to an unrelated party, with interest
at 7.5% per annum. As disclosed in Note 8, the creditor has
filed suit to collect on this note.	149,982	149,982

Unsecured note payable to an unrelated party, non-interest
bearing and payable on demand.	93,000	-

Total notes payable	$262,982	$169,982

8. Commitments and Contingencies

Contingent Liabilities

The Company has contingent liabilities of $274,610 to various creditors of a predecessor company. Management determined that it is reasonably certain that the amount will be paid in future.

Legal Proceedings

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company. The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment. The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On or about May 2, 2009, Lexon became aware of a default judgment entered in the amount above. Such judgment was entered on December 22, 2009. On or about May 8, 2009, Lexon has retained the law firm of Smith, Chapman & Campbell for the purpose of setting aside the default judgment as the Company was never in receipt of the notice of default entry. On or about July 21, 2009, the court set aside the default as the court agreed that service was never properly served.

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including Byung Hwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction. The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California. The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). The final disposition of this case has not yet been resolved.

LEXON TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited, continued)

9. Income Taxes

Significant components of deferred tax assets are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Loss carry forwards	$1,096,804	$1,352,904
Intangible assets	793,265	793,265
Other	237,431	229,720
Total deferred tax asset	2,127,500	2,375,889

Valuation allowance	(2,127,500)	(2,375,889)
Net deferred tax asset, net	$-	$-

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Expected federal tax benefit	34%	34%

State tax expense, net of expected federal tax benefit	9%	9%
Increase (decrease) in valuation allowance	(43)%	(43)%

Total tax provision	0%	0%

As of September 30, 2009, the Company had approximately $2,806,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2019 through 2028. In addition, the Company has California state NOL carryforwards of approximately $1,609,000 expiring in 2012 through 2018.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $33,894 during the nine months ended September 30, 2009.

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

There were no stock options granted during the nine months ended September 30, 2009 and there were no options outstanding as of September 30, 2009.

11. Subsequent Events

Reverse Merger Transaction

On October 7, 2009, Paragon, a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company will issue 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of Paragon, representing approximately 67% of the issued and outstanding Common Stock after completion of the merger. The effective date of the Merger is October 22, 2009 (“Effective Date”). The surviving corporation in the merger transaction has retained its name to Lexon Technologies, Inc. Lexon Technologies, Inc, as the surviving corporation, will conduct the business and operations previously conducted by Paragon.

Dissolution of Lexon Semiconductor Corporation

Lexon Semiconductor Corporation (“Lexon Semi”) whose majority control (96.16%) was owned by the Company was dissolved as of October 28, 2009 based on a decision from shareholders meeting. Lexon Semi has $241,000 of due to related party and $415,000 of liabilities related to discontinued operations as of September 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Effective December 8, 2004, we acquired a majority control (90.16%) of Techone Company, Ltd., a Republic of South Korea corporation (“Techone”), through an investment of $1,585,000 financed through the sale of our restricted common stock to two accredited investors. During February 2006, the Company changed the name of Techone to Lexon Semiconductor Corporation (“Lexon Semi”). Lexon Semi is a corporation that manufactures and sells Low Temperature Cofired Ceramic (LTCC) components. The Company has operated Lexon Semi as a majority-owned subsidiary and the business of Lexon Semi had been the operating business of the Company. Since July 2006, the operations of Lexon Semi have been suspended.

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

Comparison of the Three Months Ended September 30, 2009 and September 30, 2008

	Three Months	Three Months
	Ended	Ended		Percentage
	September 30, 2009	September 30,		Change
		2008
	(Unaudited)	(Unaudited)
Revenue	$-	$-		$-

Operating expenses	26,691	19,254		136.7%

Net (loss)	$720,042	$(21,371)	$

Net (loss) per share	$0.02	$(0.001)	$

Revenues.

There were no revenues from operations for the three months ended September 30, 2009 and 2008.

Operating Expenses.

Operating expenses increased by $7,437 to $26,691 for the three months ended September 30, 2009 as compared to $19,254 for the three months ended September 30, 2008.

Operating expenses for the three months ended September 30, 2009 were $26,691 in selling, general and administrative expenses. Operating expenses for the prior year period were $19,254 in selling, general and administrative expenses. The increase in operating expenses is due primarily for professional fees rendered related to continuing efforts to search for new business opportunities.

Operating expenses since inception (July 18, 2001) total $3,907,962. Our net earnings per share for the three months ended September 30, 2009 was $0.02, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the three months ended September 30, 2009 consisted of $3,281 in interest expense. Other expense for the prior year period totaled $2,117, also in interest expense.

Comparison of the Nine Months Ended September 30, 2009 and September 30, 2008

	Nine Months	Nine Months
	Ended	Ended		Percentage
	September 30,	September 30,		Change
	2009	2008
	(Unaudited)	(Unaudited)
Revenue	$-	$-		$-

Operating expenses	99,247	53,861		184.3%

Net (loss)	$640,924	$(66,941)	$

Net (loss) per share	$0.018	$(.001)	$

Revenues.

There were no revenues from operations for the nine months ended September 30, 2009 and 2008.

Operating Expenses.

Operating expenses increased by $45,386 to $99,247 for the nine months ended September 30, 2009 as compared to $53,861 for the nine months ended September 30, 2008.

Operating expenses for the nine months ended September 30, 2009 were $99,247 in selling, general and administrative expenses. Operating expenses for the prior year period were $53,861 in selling, general and administrative expenses. The increase in operating expenses is due primarily for professional fees rendered related to continuing efforts to search for new business opportunities.

Operating expenses since inception (July 18, 2001) total $3,907,962. Our net earnings per share for the nine months ended September 30, 2009 was $0.018, based on a weighted average of 34,183,778 shares outstanding.

Other Expense.

Other expense for the nine months ended September 30, 2009 consisted of $9,843 all in interest expense. Other expense for the prior year period totaled $6,304, also in interest expense.

Liquidity and Capital Resources.

At September 30, 2009, we had current assets of $403 and current liabilities of $1,351,980 for negative working capital of $1,351,577. Current assets consisted entirely of cash and cash equivalents.

At September 30, 2009, we had property and equipment, net totaling $889, consisting of computer and equipment, furniture and fixtures in the aggregate amount of $14,737 less the accumulated depreciation of $13,848.

Current liabilities at September 30, 2009, consisted of accounts payable of $26,847, amounts due to related parties of $587,574, accrued expenses of $59,119, notes payable of $262,982, and liabilities related to discontinued operations of $415,458. We also had contingent liabilities of $274,610, including accrued payables to creditors.

For the nine months ended September 30, 2009, net cash used in operating activities totaled $96,324 compared to net cash used in operating activities of $207,190 in the prior year period. Our operating activities since inception have been funded primarily by the sale of our common stock and the issuance of convertible notes and promissory notes.

There were no net cash used in investing activities for the nine months ended September 30, 2009. In the prior year period, there was no net cash used in investing activities.

For the nine months ended September 30, 2009, net cash provided by financing activities totaled $93,000 in proceeds from notes payable. In the prior year period, net cash provided by financing activities totaled $15,720 in proceeds from notes payable to related parties.

To date, our primary source of liquidity has been proceeds from the sale of our common stock and notes payable to finance operations and business activities. In each year we incurred significant recurring losses which have resulted in an accumulated deficit of $4,372,008 and a working capital deficit of approximately $1,352,000, as of September 30, 2009. Accordingly, our financial statements include a going concern qualification raising substantial doubt about Lexon’s ability to continue as a going concern. Notwithstanding the above, subsequent to end of the third quarter and as of the date of this report, the company has completed a reverse merger with Paragon Toner, Inc on October 22, 2009.

Off-Balance Sheet Arrangements.

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009 and believes that the Company’s disclosure controls and procedures are not effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Management has used the framework set forth in the report entitled /Internal Control - Integrated Framework/ published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

We are smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are two pending legal proceedings against us.

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company. The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment. The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On or about May 2, 2009, Lexon became aware of a default judgment entered in the amount above. Such judgment was entered on December 22, 2009. On or about May 8, 2009, Lexon has retained the law firm of Smith, Chapman & Campbell for the purpose of setting aside the default judgment as the Company was never in receipt of the notice of default entry. On or about July 21, 2009, the court set aside the default as the court agreed that service was never properly served.

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including Byung Hwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction. The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California. The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). The final disposition of this case has not yet been resolved. ..

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

Date: November 20, 2009

LEXON TECHNOLOGIES, INC.
/s/ James Park
James Park
Chief Executive Officer