Form 10-Q
period 2010-03-31
LEXON TECHNOLOGIES INC
filed 2010-05-17
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2010

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
Yes [ x ] No [ ]

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

Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2010, Lexon had 515,289,722 shares of common stock, par value $0.001 outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$16,506	$61,661
Accounts receivable, net	558,644	468,821
Inventories	598,122	838,220
Other current assets	18,000	18,000

Total current assets	1,191,272	1,386,702

Due from related parties	160,000	190,000

Property and equipment, net	97,832	112,392

Other assets:
Intangibles, net of amortization	533,566	276,365
Security deposits	20,748	20,748
Goodwill	3,214,289	3,214,289

Total other assets	3,768,603	3,511,402

Total Assets	$5,217,707	$5,200,496

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited)
	March 31,	December 31,
	2010	2009
Current liabilities:

Accounts payable	$485,357	$552,634
Due to related parties	91,960	91,960
Line of credit	450,000	450,000
Current portion of notes payable	250,673	249,534
Current portion of capital lease obligations	20,116	21,888
Accrued expenses	164,058	110,747

Total current liabilities	1,462,164	1,476,763
Contingent liabilities	-	274,610
Long-term liabilities:

Notes payable, net of current portion	78,267	99,460
Capital lease obligations, net of current portion	23,173	28,561
Deferred rent	48,140	53,398
Total long-term liabilities	149,580	181,419

Total liabilities	1,611,744	1,932,792

Stockholders’ equity:

Common stock - $0.001 par value; 2,000,000,000 shares authorized, 510,289,721 and 499,739,721 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	510,290	499,740
Additional paid-in capital	3,077,905	2,737,454
Stock subscription receivable	(100,000)	(100,000)
Retained earnings	117,768	130,510
Total stockholders’ equity	3,605,963	3,267,704

Total liabilities and stockholders’ equity	$5,217,707	$5,200,496

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Net sales	$1,330,281	$1,463,752
Cost of goods sold	1,041,550	857,772
Gross profits	288,731	605,980
Selling, general and administrative expenses	551,120	304,282
Income (loss) from operations	(262,389)	301,698
Other income (expenses):
Gain on forgiveness of debt	274,610	-
Interest expense	(16,963)	(12,409)
Net other income (expense)	257,647	(12,409)
Income (loss) before income tax provision	(4,742)	289,289
Provision for income taxes	-	-
Net income (loss)	$(4,742)	$289,289
Earnings per share of Common Stock – Basic	(0.00)	0.00
Earnings per share of Common Stock – Diluted	(0.00)	0.00
Weighted average shares of Common Stock outstanding	539,876,930	150,290,683

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$(4,742)	$289,289
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	67,359	25,898
Gain on forgiveness of debt	(274,610)	-
Noncash professional service	30,000	-
Changes in assets and liabilities:
Accounts receivable	(89,823)	(188,541)
Inventories	240,098	(115,430)
Other assets	-	147
Accounts payable	(67,277)	29,126
Accrued expenses	53,311	(4,407)
Deferred rent	(5,258)	117
Total adjustments	(46,200)	(253,090)
Net cash provided by (used in) operating activities	(50,942)	36,199

Cash flows from investing activities:

Due from related parties	30,000	(21,650)
Net cash provided by (used in) investing activities	30,000	(21,650)

Cash flows from financing activities:

Payments on notes payable	(20,053)	(23,791)
Payments on capital lease obligations	(7,160)	(7,205)
Issuance of common stock	11,000	-
Distributions to stockholder	(8,000)	(13,500)
Net cash used in financing activities	(24,213)	(44,496)

Net decrease in cash	(45,155)	(29,947)

Cash and cash equivalents, at beginning of period	61,661	80,263

Cash and cash equivalents, at end of period	$16,506	$50,316

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
Supplemental disclosures:
Cash paid during the period:
Income taxes	$-	$-
Interest expense	$12,051	$12,409

Noncash investing and financing activities:
Common stock issued for acquisition of intangibles	$310,000	$-

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Nature of Business

Lexon Technologies, Inc. ("the Company" or "Lexon") was incorporated in April 1989 under the laws of state of Delaware, and owned 90.16% of Lexon Semiconductor Corporation ("Lexon Semi" or formerly known as Techone Co., Ltd ("Techone")) which had developed and manufactured Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries.

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, slow moving items and other factors in evaluating net realizable value.

Property and Equipment

Property and equipment are stated at cost. The straight-line method is used to calculate depreciation over their estimated useful lives ranging as follows:

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of March 31, 2010 and December 31, 2009.

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

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the three months ended March 31, 2010 and 2009 amounted to $44,363 and $43,630, respectively.

Income Taxes

The Company elected to be subject to the S corporation provisions of the Internal Revenue Code for federal and state income tax purposes effective January 27, 2004. Accordingly, as an S corporation, the Company’s taxable income or losses and applicable tax credits are passed through to its shareholder and reported on shareholder’s individual income tax return. However, the State of California requires S Corporation to pay a state franchise tax (currently 1.5% on its taxable income).

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

“Business Combinations" (ASC 805) (formerly SFAS No. 141 and its revision 141(R)) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. ASC 805 as it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but it not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities. ASC 805 will have no impact on the Company’s results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on the Company’s results of operations, financial position or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning after November 1, 2009.

In April 2009, the FASB issued new guidance codified primarily in ASC Topic 825, “Financial Instruments.” This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements. Refer to Note 5, “Fair Value of Financial Instruments,” for the disclosures required in accordance with this guidance.

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - Inventories

The following table provides the components of inventories as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Finished goods	$281,647	$582,603
Raw materials	351,461	290,603
	633,108	873,206
Less: inventory reserve	(34,986)	(34,986)
Total	$598,122	$838,220

Overhead allocated to the inventory amounted to $8,667 and $9,041 for the three months ended March 31, 2010 and 2009, respectively.

Note 5 - Property and Equipment

Property and equipment consist of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Automobile	$34,092	$34,092
Furniture and fixture	53,388	53,388
Leasehold improvement	5,060	5,060
Machinery and equipment	439,030	439,030
	531,570	531,570
Less: Accumulated depreciation	(433,738)	(419,178)
Net property and equipment	$97,832	$112,392

Depreciation expense amounted to $14,560 and $22,016 for the three months ended March 31, 2010 and 2009, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 - Transactions with Related Parties

Due from related parties

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $160,000 and $190,000 due from related parties as of March 31, 2010 and December 31, 2009, respectively.

Due to related parties

Interest bearing notes payable to related parties consisting of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960

Total notes payable	$91,960	$91,960

Note 7 - Line of Credit

The Company has a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $450,000 as of both March 31, 2010 and December 31, 2009. This line of credit matures on June 7, 2010 and is secured by the Company’s accounts receivable, inventory and other miscellaneous assets. Interest is accrued at the bank’s prime plus 1.00% (5.50% as of March 31, 2010).

The Company incurred interest expenses on this line of credit of $6,122 and $6,844 for the three months ended March 31, 2010 and 2009, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 8 - Notes Payable

The Company has long term notes payable as follows:

	March 31,	December 31,
	2010	2009

A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of March 31, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$39,882	$48,162

A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 1.50% with minimum interest rate of 6.25% (6.25% as of March 31, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	119,076	130,850

Unsecured note payable to an unrelated individual, with interest at 7.5% per annum. The note is in default and is payable on demand.	20,000	20,000

Unsecured note payable to an unrelated party, with interest at 7.5% per annum. As disclosed in Note 11, the creditor has filed suit to collect on this note.	149,982	149,982

Total notes payable	328,940	348,994

Less: Current portion	(250,673)	(249,534)

Notes payable, net of current	$78,267	$99,460

Maturities of notes payable as of March 31, 2010 are as follows:

Years ending December 31,	Amount

2010	$229,480
2011	66,567
2012	32,893
Total	$328,940

Total interest expense on the notes payable were $5,686 and $1,853 for the three months ended March 31, 2010 and 2009, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles. As of March 31, 2010 and December 31, 2009, these assets are carried as follows:

	March 31,	December 31,
	2010	2009

Equipment	$162,889	$162,889
Transportation vehicles	32,800	32,800
Less: Accumulated depreciation	(182,317)	(179,643)
	$13,372	$16,046

The related future minimum lease payments under the capital lease obligations are as follows:

	March 31,	December 31,
	2010	2009

Total minimum lease payments	$53,275	$62,752
Less: Amount representing interest	(9,986)	(12,303)
Present value of net minimum lease payments	43,289	50,449

Less: Current portion	(20,116)	(21,888)

Capital lease obligations, net of current portion	$23,173	$28,561

Maturities of capital lease obligations as of March 31, 2010, are as follows:

Years ending December 31,	Amount

2010	$14,728
2011	20,447
2012	8,114
Total	$43,289

Total interest expenses from the capital lease obligations were $3,431 and $3,712 for the three months ended March 31, 2010 and 2009, respectively.

Note 10 - Capitalized Website Costs

The Company amortizes its website over the estimated useful life of three years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of website costs has been identified during the periods presented. The carrying amount and accumulated amortization related to the website costs as of March 31, 2010 and December 31, 2009, are as follows:

	March 31,	December 31,
	2010	2009

Gross balance	$633,589	$323,589
Less: Accumulated amortization	(100,023)	(47,224)

Net balance	$533,566	$276,365

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Estimated aggregate amortization expense for each of the succeeding years is as follows:

Years ending December 31,	Amount

2010	$157,622
2011	195,667
2012	180,277
Total	$533,566

Total amortization expenses were $52,799 and $3,882 for the three months ended March 31, 2010 and 2009, respectively.

Note 11 - Commitments and Contingencies

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

Operating lease

The Company leases its warehouse and office from a non-affiliate. Future minimum rental payments under these leases as of March 31, 2010, are as follows:

Years ending December 31,	Amount

2010	$205,246
2011	279,619
2012	23,301
Total	$508,166

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Rent expenses amounted to $56,782 and $62,731 for the three months ended March 31, 2010 and 2009, respectively. The Company allocated $52,700 and $58,495 of rent expenses to cost of goods sold for the three months ended March 31, 2010 and 2009, respectively.

Note 12 - Dissolution of Subsidiary

As discussed in Note 1, on October 29, 2009, the subsidiary, Lexon Semiconductor Corporation was formally dissolved with the approval of the City of Pyongtaek in Korea. The subsidiary had been previously classified as a discontinued operation. With the dissolution, the Company recognized a forgiveness of debt totaling $418,970.

Note 13 - Distributions to Stockholder

Prior to the Merger described in Note 3, Paragon operated as a private S Corporation. As such, Paragon made periodic distribution to the sole stockholder at the time. Distributions paid to the stockholder aggregated $8,000 and $13,500 for the three months ended March 31, 2010 and 2009.

Note 14 - Income Taxes

Significant components of deferred tax assets are as follows:

	March 31,	December 31,
	2010	2009

Loss carry forwards	$1,606,904	$1,602,904
Other	229,720	229,720
Total deferred tax asset	1,836,624	1,832,624

Valuation allowance	(1,836,624))	(1,832,624)
Total deferred tax asset, net	$-	$-

As of March 31, 2010, the Company had approximately $4,100,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,900,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $4,000 during the three months ended March 31, 2010.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Revenues.

Revenues decreased by $133,471 to $1,330,281 for the three months ended March 31, 2010 as compared to $1,463,752 for the three months ended March 31, 2009. This decline was primarily attributed to a decrease in international sales.

Cost of Goods Sold.

Cost of Goods Sold increased by $183,778 to $1,041,550 for the three months ended March 31, 2010 as compared to $857,772 for the three months ended March 31, 2009.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $246,838 to $551,120 for the three months ended March 31, 2010 as compared to $304,282 for the three months ended March 31, 2009. This increase of $246,838 in SG&A was attributed to professional services and filing expenses related to our public listing on the OTC Bulletin Board and increased sales and marketing efforts, including efforts to increase our Internet related direct sales.

Other Income and Expenses.

Other income for the three months ended March 31, 2010 consisted of $257,647 compared with other expenses of $12,409 for the three months ended March 31, 2009. The other income for the three months ended March 31, 2010 was primarily attributed to $274,610 in gains from the extinguishment of a debt obligation. Interest expenses for the three months ended March 31, 2010 was $16,963 compared to $12,409 in interest expenses for the three months ended March 31, 2010.

Net income.

As a result, we recorded a net loss of $4,742 for the three months ended March 31, 2010 compared with a net income of $289,289 for the three months ended March 31, 2009.

Liquidity and Capital Resources.

At March 31, 2010, we had current assets of $1,191,272 and current liabilities of $1,462,164. Current assets consisted primarily of accounts receivable and inventories.

Current liabilities at March 31, 2010, consisted of accounts payable of $485,357, accounts payable due to related parties of $91,960, credit line of $450,000, accrued expenses of $164,058, notes payable of $250,673 and capital lease obligations of $20,116.

For the three months ended March 31, 2010, net cash used in operating activities totaled $50,942 compared to net cash provided by operating activities of $36,199 in the prior year period. Our operating activities since inception have been funded primarily by income organically generated by the company and by the limited sale of our common stock.

Net cash provided by investing activities for the three months ended March 31, 2010 amounted to $30,000 compared to net cash used in investment activities of $21,650 for the same previous year period.

Net cash provided by financing activities for the three months ended March 31, 2010 was $24,213 compared to net cash provided of $44,496 for the three months ended March 31, 2009. This decrease in net cash provided by financing activities was largely attributed to $11,000 in issuance of common stock and a decline of $8,000 in distributions to shareholders.

Net cash and cash equivalents at March 31, 2010 was $16,506.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

LEXON TECHNOLOGIES, INC.

Date: May 14, 2010	By:	/s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.