Form 10-Q
period 2010-06-30
LEXON TECHNOLOGIES INC
filed 2010-08-20
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2010

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

Issuer's telephone number, including area code:(714) 522-0270

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
Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 17, 2010, Lexon had 515,289,721shares of common stock, par value $0.001 outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

ASSETS
	(Unaudited)
	June 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$10,534	$61,661
Accounts receivable, net	342,683	468,821
Inventories	516,832	838,220
Other current assets	18,000	18,000

Total current assets	888,049	1,386,702

Due from related parties	130,000	190,000

Property and equipment, net	83,318	112,392

Other assets:
Intangibles, net of amortization	480,767	276,365
Security deposits	20,748	20,748
Goodwill	3,214,289	3,214,289

Total other assets	3,715,804	3,511,402

Total assets	$4,817,171	$5,200,496

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited)
	June 30,	December 31,
	2010	2009
Current liabilities:

Accounts payable	$544,278	$552,634
Due to related parties	91,960	91,960
Line of credit	450,000	450,000
Current portion of notes payable	251,260	249,534
Current portion of capital lease obligations	21,082	21,888
Accrued expenses	226,260	110,747
Other current liabilities	31,213	-
Total current liabilities	1,616,053	1,476,763
Contingent liabilities	-	274,610
Long-term liabilities:

Notes payable, net of current portion	57,395	99,460
Capital lease obligations, net of current portion	17,526	28,561
Deferred rent	42,881	53,398
Total long-term liabilities	117,802	181,419

Total liabilities	1,733,855	1,932,792

Stockholders’ equity:

Common stock - $0.001 par value;
2,000,000,000 shares authorized, 510,289,721 and 499,739,721 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	510,290	499,740
Additional paid-in capital	3,077,905	2,737,454
Stock subscription receivable	(100,000)	(100,000)
Retained earnings (accumulated deficit)	(404,879)	130,510
Total stockholders’ equity	3,083,316	3,267,704

Total liabilities and stockholders’ equity	$4,817,171	$5,200,496

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$884,295	$1,511,279	$2,214,577	$2,975,031

Cost of goods sold	934,004	1,105,020	1,975,554	2,148,671

Gross profits	(49,709)	406,259	239,023	826,360

Selling, general and administrative expenses	459,955	273,850	1,011,076	578,131

Income (loss) from operations	(509,664)	132,409	(772,053)	248,229

Other income (expenses):

Gain on forgiveness of debt	-	-	274,610	-
Interest expense	(12,983)	(11,135)	(29,946)	(23,545)
Net other income (expense)	(12,983)	(11,135)	244,664	(23,545)

Income (loss) before income tax provision	(522,647)	121,274	(527,389)	224,684

Provision for income taxes	-	3,883	-	3,883

Net income (loss)	$(522,647)	$117,391	$(527,389)	$220,801

Earnings per share of common stock – Basic	(0.00)	0.00	(0.00)	0.00

Earnings per share of common stock – Diluted	(0.00)	0.00	(0.00)	0.00

Weighted average shares of common stock outstanding	546,340,664	34,183,778	546,340,664	34,183,778

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASHFLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$(527,389)	$220,801
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Bad debt expense	32,772	-
Depreciation and amortization	134,672	52,042
Gain on forgiveness of debt	(274,610)	-
Noncash professional service	30,000	-
Changes in assets and liabilities:
Accounts receivable	93,366	(406,127)
Inventories	321,388	35,461
Accounts payable	(8,356)	172,345
Accrued expenses	115,513	(36,575)
Deferred rent	(10,517)	2,435
Other current liabilities	31,213	-
Total adjustments	465,441	(180,419)
Net cash provided by (used in) operating activities	(61,948)	40,382

Cash flows from investing activities:

Note receivable	-	(15,000)
Due from related parties	60,000	(67,930)

Net cash provided by (used in) investing activities	60,000	(82,930)

Cash flows from financing activities:

Payments on notes payable	(40,339)	(48,422)
Payments on capital lease obligations	(11,841)	(17,075)
Proceeds from convertible bonds	-	199,220
Issuance of common stock	11,001	-
Distributions to stockholder	(8,000)	(56,310)
Net cash provided by (used in) financing activities	(49,179)	77,413

Net increase (decrease) in cash	(51,127)	34,865

Cash and cash equivalents, at the beginning of period	61,661	80,263

Cash and cash equivalents, at the end of period	$10,534	$115,128

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASHFLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Supplemental disclosures:
Cash paid during the period:
Income taxes	$-	$2,249
Interest expense	$20,012	$23,545

Noncash investing and financing activities:
Common stock issued for acquisition of intangibles	$310,000	$-

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

In March 2003, the Company incorporated Lexon Korea Corporation (“LexonKorea”) as a wholly-owned subsidiary in Korea for the purpose of entering into potential business combinations with Korean operating entities. LexonKorea was reorganized in August 2005, and as a result, the Company’s equity share in LexonKorea was reduced to 10%.

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of June 30, 2010 and December 31, 2009.

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

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the six months ended June 30, 2010 and 2009 amounted to $89,002 and $89,859, respectively.

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

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

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

Note 4 - Inventories

The following table provides the components of inventories as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Finished goods	$261,020	$582,603
Raw materials	281,214	290,603
	542,234	873,206
Less: Inventory reserve	(25,402)	(34,986)
Total	$516,832	$838,220

Overhead allocated to the inventory amounted to $31,353 and $10,436 for the six months ended June 30, 2010 and 2009, respectively.

Note 5- Property and Equipment

Property and equipment consist of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Automobile	$34,092	$34,092
Furniture and fixture	53,388	53,388
Leasehold improvement	5,060	5,060
Machinery and equipment	439,030	439,030
	531,570	531,570
Less: Accumulated depreciation	(448,252)	(419,178)
Net property and equipment	$83,318	$112,392

Depreciation expense amounted to $29,074 and $44,032 for the six months ended June 30, 2010 and 2009, respectively.

Note 6 - Capitalized Website Costs

The Company amortizes its website over the estimated useful life of three years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of website costs has been identified during the periods presented. The carrying amount and accumulated amortization related to the website costs as of June 30, 2010 and December 31, 2009, are as follows:

	June 30,	December 31,
	2010	2009

Gross balance	$633,589	$323,589
Less: Accumulated amortization	(152,822)	(47,224)

Net balance	$480,767	$276,365

Estimated aggregate amortization expense for each of the succeeding years is as follows:

Years ending December 31,	Amount

Remainder of 2010	$104,824
2011	195,667
2012	180,276
Total	$480,767

Total amortization expenses were $105,598 and $7,765 for the six months ended June 30, 2010 and 2009, respectively.

Note 7 - Transactions with Related Parties

Due from Related Parties

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $130,000 and $190,000 due from related parties as of June 30, 2010 and December 31, 2009, respectively.

Due to Related Parties

Interest bearing notes payable to related parties consisting of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960

Total notes payable	$91,960	$91,960

Note 8- Line of Credit

The Company has a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $450,000 as of both June 30, 2010 and December 31, 2009. This line of credit matures on September 7, 2010 and is secured by the Company’s accounts receivable, inventory and other miscellaneous assets. Interest is accrued at the bank’s prime plus 1.00% (5.50% as of June 30, 2010).

The Company incurred interest expenses on this line of credit of $11,098and $13,244 for the six months ended June 30, 2010 and 2009, respectively.

Note 9 - Notes Payable

The Company has long term notes payable as follows:

	June 30,	December 31,
	2010	2009

A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of June 30, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$31,517	$48,162

A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 1.50% with minimum interest rate of 6.25% (6.25% as of June 30, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	107,156	130,850

Unsecured note payable to an unrelated individual, with interest at 7.5% per annum. The note is in default and is payable on demand.	20,000	20,000

Unsecured note payable to an unrelated party, with interest at 7.5% per annum. As disclosed in Note 11, the creditor has filed suit to collect on this note.	149,982	149,982

Total notes payable	308,655	348,994

Less: Current portion	(251,260)	(249,534)

Notes payable, net of current	$57,395	$99,460

Maturities of notes payable as of June 30, 2010 are as follows:

Years ending December 31,	Amount

2010	$209,195
2011	66,567
2012	32,893
Total	$308,655

Total interest expense on the notes payable were $4,655 and $2,857 for the six months ended June 30, 2010 and 2009, respectively.

Note 10 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles. As of June 30, 2010 and December 31, 2009, these assets are carried as follows:

	June 30,	December 31,
	2010	2009

Equipment	$162,889	$162,889
Transportation vehicles	32,800	32,800
Less: Accumulated depreciation	(184,992)	(179,643)
	$10,697	$16,046

The related future minimum lease payments under the capital lease obligations are as follows:

	June 30,	December 31,
	2010	2009

Total minimum lease payments	$46,556	$62,752
Less: Amount representing interest	(7,948)	(12,303)
Present value of net minimum lease payments	38,608	50,449

Less: Current portion	(21,082)	(21,888)

Capital lease obligations, net of current portion	$17,526	$28,561

Maturities of capital lease obligations as of June 30, 2010, are as follows:

Years ending December 31,	Amount

Remainder of 2010	$10,047
2011	20,447
2012	8,114
Total	$38,608

Total interest expenses from the capital lease obligations were $4,259 and $7,444 for the six months ended June 30, 2010 and 2009, respectively.

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

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including ByungHwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction. The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California. The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). The final disposition of this case has not yet been resolved.

Operating lease

The Company leases its warehouse and office from a non-affiliate. Future minimum rental payments under these leases as of June 30, 2010, are as follows:

Years ending December 31,	Amount

Remainder of 2010	$137,256
2011	279,619
2012	23,301
Total	$440,176

Rent expenses amounted to $122,424 and $125,462 for the six months ended June 30, 2010 and 2009, respectively. The Company allocated $114,370 and $114,933 of rent expenses to cost of goods sold for the six months ended June 30, 2010 and 2009, respectively.

Note 12 - Dissolution of Subsidiary

As discussed in Note 1, on October 29, 2009, the subsidiary, Lexon Semiconductor Corporation was formally dissolved with the approval of the City of Pyongtaek in Korea. The subsidiary had been previously classified as a discontinued operation. With the dissolution, the Company recognized a forgiveness of debt totaling $418,970.

Note 13 - Distributions to Stockholder

Prior to the Merger described in Note 3, Paragon operated as a private S Corporation. As such, Paragon made periodic distribution to the sole stockholder at the time. Distributions paid to the stockholder aggregated $8,000 and $56,310 for the six months ended June 30, 2010 and 2009.

Note 14 - Income Taxes

Significant components of deferred tax assets are as follows:

	June 30,	December 31,
	2010	2009

Loss carry forwards	$2,056,904	$1,602,904
Other	229,720	229,720
Total deferred tax asset	2,286,624	1,832,624

Valuation allowance	(2,286,624)	(1,832,624)
Total deferred tax asset, net	$-	$-

As of June 30, 2010, the Company had approximately $4,100,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,900,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $454,000 during the six months ended June 30, 2010.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 15 - Subsequent Events

The Company has evaluated all subsequent events to the balance sheet date of December 31, 2009 through the date that the financial statements were issued on August, 19 2010, and has determined that there are no subsequent events that require disclosure under FASB Accounting Standards Codification Topic 855, Subsequent Events.

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

Results of Operation for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Revenues.

Revenues decreased by $626,984 to $884,295 for the three months ended June 30, 2010 as compared to $1,511,279 for the three months ended June 30, 2009. This decline was primarily attributed to a sharp decrease in sales caused by the downturn in the economy.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 171,016 to $934,004 for the three months ended June 30, 2010 as compared to $1,105,020 for the three months ended June 30, 2009.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $186,105 to $459,955 for the three months ended June 30, 2010 as compared to $273,850 for the three months ended June 30, 2009. This increase of $186,105 in SG&A was attributed to professional services and filing expenses related to our public listing on the OTC Bulletin Board and increased sales and marketing efforts, including efforts to increase our Internet related direct sales.

Other Income and Expenses.

Other expenses, which entirely composed of interest expenses, for the three months ended June 30, 2010 was $12,983 compared with other expenses of $11,135 for the three months ended June 30, 2009

Net income.

As a result, we recorded a net loss of $522,647 for the three months ended June 30, 2010 compared with a net income of $117,391 for the three months ended June 30, 2009.

Results of Operation for the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

Revenues.

Revenues decreased by $760,454 to $2,214,577 for the six months ended June 30, 2010 as compared to $2,975,031 for the the six months ended June 30, 2009. This decline was primarily attributed to a sharp decrease in sales caused by the downturn in the economy.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 173,117 to $1,975,554 for the six months ended June 30, 2010 as compared to $2,148,671 for the six months ended June 30, 2009.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $432,945 to $1,011,076 for the six months ended June 30, 2010 as compared to $578,131 for the six months ended June 30, 2009. This increase of $432,944 in SG&A was attributed to professional services and filing expenses related to our public listing on the OTC Bulletin Board and increased sales and marketing efforts, including efforts to increase our Internet related direct sales.

Other Income and Expenses.

Other income for the six months ended June 30, 2010 was $244,664 compared with other expenses of $23,545 for the six months ended June 30, 2009. The other income for the six months ended June 30, 2010 was primarily attributed to $274,610 in gains from the extinguishment of a debt obligation. Interest expenses for the six months ended June 30, 2010 was $29,946 compared to $23,545 in interest expenses for the six months ended June 30, 2010.

Net income.

As a result, we recorded a net loss of $527,389 for the six months ended June 30, 2010 compared with a net income of $220,801 for the six months ended June 30, 2009.

Liquidity and Capital Resources.

At June 30, 2010, we had current assets of $884,049 and current liabilities of $1,616,053. Current assets consisted primarily of accounts receivable and inventories.

Current liabilities at June 30, 2010, consisted of accounts payable of $544,278, due to related parties of $91,960, credit line of $450,000, accrued expenses of $226,260, notes payable of $251,260 and capital lease obligations of $21,082.

For the six months ended June 30, 2010, net cash used in operating activities totaled $61,948 compared to net cash provided by operating activities of $40,382 in the prior year period. Our operating activities since inception have been funded primarily by income organically generated by the company and by the limited sale of our common stock.

Net cash provided by investing activities for the six months ended June 30, 2010 amounted to $60,000 compared to net cash used in investment activities of $82,930 for the same previous year period.

Net cash used in by financing activities for the six months ended June 30, 2010 was $49,179 compared to net cash provided of$77,413 for the six months ended June 30, 2009. This decrease in net cash provided by financing activities was largely attributed to $11,000 in issuance of common stock and a decline of $8,000 in distributions to shareholders.

Net cash and cash equivalents at June 30, 2010 was $10,354.

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

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including ByungHwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction. The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California. The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). The final disposition of this case has not yet been resolved.

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

LEXON TECHNOLOGIES, INC.

Date: August 19, 2010	By:	/s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.