Form 10-Q
period 2010-09-30
LEXON TECHNOLOGIES INC
filed 2010-11-22
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal period ended: September 30, 2010

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

As of November 15, 2010, Lexon had 510,789,721 shares of common stock, par value $0.001 outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

ASSETS
	(Unaudited)
	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$2,300	$61,661
Accounts receivable, net	314,346	468,821
Inventories	443,733	838,220
Other current assets	18,000	18,000

Total current assets	778,379	1,386,702

Due from related parties	130,000	190,000

Property and equipment, net	71,814	112,392

Other assets:
Intangibles, net of amortization	427,968	276,365
Security deposits	20,748	20,748
Goodwill	3,214,289	3,214,289

Total other assets	3,663,005	3,511,402

Total assets	$4,643,198	$5,200,496

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited)
	September 30,	December 31,
	2010	2009
Current liabilities:

Accounts payable	$660,069	$552,634
Due to related parties	91,960	91,960
Line of credit	450,000	450,000
Current portion of notes payable	243,568	249,534
Current portion of capital lease obligations	22,096	21,888
Accrued expenses	312,599	110,747
Other current liabilities	25,695	-
Total current liabilities	1,805,987	1,476,763
Contingent liabilities	-	274,610
Long-term liabilities:

Notes payable, net of current portion	44,510	99,460
Capital lease obligations, net of current portion	11,606	28,561
Deferred rent	37,622	53,398
Total long-term liabilities	93,738	181,419

Total liabilities	1,899,725	1,932,792

Stockholders’ equity:

Common stock - $0.001 par value; 2,000,000,000 shares authorized, 510,789,721 and 499,739,721 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	510,790	499,740
Additional paid-in capital	3,088,904	2,737,454
Stock subscription receivable	(100,000)	(100,000)
Retained earnings (accumulated deficit)	(756,221)	130,510
Total stockholders’ equity	2,743,473	3,267,704

Total liabilities and stockholders’ equity	$4,643,198	$5,200,496

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$985,926	$1,496,128	$3,200,503	$4,471,159
Cost of goods sold	921,260	925,737	2,896,815	3,078,291
Gross profits	64,666	570,391	303,688	1,392,868
Selling, general and administrative expenses	401,065	483,062	1,412,140	1,061,193
Income (loss) from operations	(336,399)	87,329	(1,108,452)	331,675
Other income (expenses):
Gain on forgiveness of debt	-	-	274,610	-
Interest expense	(14,943)	(6,934)	(44,889)	(30,479)
Net other income (expense)	(14,943)	(6,934)	229,721	(30,479)
Income (loss) before income tax provision	(351,342)	80,395	(878,731)	301,196
Provision for income taxes	-	-	-	-
Net income (loss)	$(351,342)	$80,395	$(878,731)	$301,196
Earnings per share of common stock – Basic	(0.00)	0.00	(0.00)	0.00
Earnings per share of common stock - Diluted	(0.00)	0.00	(0.00)	0.00
Weighted average shares of common stock outstanding	548,623,187	34,183,778	548,623,187	34,183,778

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASHFLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$(878,731)	$301,196
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:

Bad debt expense	42,450	-
Depreciation and amortization	198,975	76,111
Gain on forgiveness of debt	(274,610)	-
Noncash professional service	30,000	-
Noncash employee compensation	20,000

Changes in assets and liabilities:

Accounts receivable	112,025	(439,210)
Inventories	394,487	(69,013)
Accounts payable	107,435	116,217
Accrued expenses	193,352	19,818
Deferred rent	(15,776)	350
Other current liabilities	25,695	-
Total adjustments	834,033	(295,727)
Net cash used in operating activities	(44,698)	5,469

Cash flows from investing activities:

Note receivable	-	(18,000)
Due from related parties	60,000	75,450

Net cash provided by investing activities	60,000	57,450

Cash flows from financing activities:

Net proceeds from line of credit	-	(150,000)
Payments on notes payable	(60,916)	68,392
Payments on capital lease obligations	(16,747)	(26,209)
Proceeds from convertible bonds	-	304,335
Issuance of common stock	11,000	-
Distributions to stockholder	(8,000)	(299,807)
Net cash used in financing activities	(74,663)	(103,289)

Net decrease in cash	(59,361)	(40,370)

Cash and cash equivalents, at the beginning of period	61,661	80,263

Cash and cash equivalents, at the end of period	$2,300	$39,893

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASHFLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Supplemental disclosures:
Cash paid during the period:
Income taxes	$-	$2,249
Interest expense	$30,154	$30,479

Noncash investing and financing activities:
Common stock issued for acquisition of intangibles	$310,000	$-
Common stock issued for employee compensation	$11,500	$-

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of September 30, 2010 and December 31, 2009.

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

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the nine months ended September 30, 2010 and 2009 amounted to $119,482 and $139,044, respectively.

Income Taxes

The Company elected to be subject to the S corporation provisions of the Internal Revenue Code for federal and state income tax purposes effective January 27, 2004. Accordingly, as an S corporation, the Company’s taxable income or losses and applicable tax credits are passed through to its shareholder and reported on shareholder’s individual income tax return. However, the State of California requires S Corporation to pay a state franchise tax (currently 1.5% on its taxable income). The Merger described in Note 3 resulted in the termination of S status.

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. See Note 14 Income Taxes for more information about the Company’s income taxes.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules". This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies. Management does not expect this update to have a material effect on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, "Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements." This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, "Technical Corrections to Various Topics." This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is effective for interim and annual financial periods ending after February 2010, and has been applied with no material impact on the Company's financial statements.

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

Note 4 - Inventories

The following table provides the components of inventories as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Finished goods	$185,770	$582,603
Raw materials	292,673	290,603
	478,443	873,206
Less: Inventory reserve	(34,710)	(34,986)
Total	$443,733	$838,220

Overhead allocated to the inventory amounted to $45,853 and $19,897 for the nine months ended September 30, 2010 and 2009, respectively.

Note 5- Property and Equipment

Property and equipment consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Automobile	$34,092	$34,092
Furniture and fixture	53,388	53,388
Leasehold improvement	5,060	5,060
Machinery and equipment	439,030	439,030
	531,570	531,570
Less: Accumulated depreciation	(459,756)	(419,178)
Net property and equipment	$71,814	$112,392

Depreciation expense amounted to $40,578 and $64,218 for the nine months ended September 30, 2010 and 2009, respectively.

Note 6 - Capitalized Website Costs

The Company amortizes its website over the estimated useful life of three years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of website costs has been identified during the periods presented. The carrying amount and accumulated amortization related to the website costs as of September 30, 2010 and December 31, 2009, are as follows:

	September 30,	December 31,
	2010	2009

Gross balance	$633,589	$323,589
Less: Accumulated amortization	(205,621)	(47,224)

Net balance	$427,968	$276,365

Estimated aggregate amortization expense for each of the succeeding years is as follows:

Years ending December 31,	Amount

Remainder of 2010	$52,025
2011	195,667
2012	180,276
Total	$427,968

Total amortization expenses were $158,397 and $11,647 for the nine months ended September 30, 2010 and 2009, respectively.

Note 7 - Transactions with Related Parties

Due from Related Parties

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $130,000 and $190,000 due from related parties as of September 30, 2010 and December 31, 2009, respectively.

Due to Related Parties

Interest bearing notes payable to related parties consisting of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960

Total notes payable	$91,960	$91,960

Note 8- Line of Credit

The Company has a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $450,000 as of both September 30, 2010 and December 31, 2009. This line of credit matures on December 7, 2010 and is secured by the Company’s accounts receivable, inventory and other miscellaneous assets. Interest is accrued at the bank’s prime plus 1.00% (4.25% as of September 30, 2010).

The Company incurred interest expenses on this line of credit of $26,872and $15,170 for the nine months ended September 30, 2010 and 2009, respectively.

Note 9 - Notes Payable

The Company has long term notes payable as follows:

	September 30,	December 31,
	2010	2009

A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of September 30, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$23,053	$48,162

A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 1.50% with minimum interest rate of 6.25% (6.25% as of September 30, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	95,043	130,850

Unsecured note payable to an unrelated individual, with interest at 7.5% per annum. The note is in default and is payable on demand.	20,000	20,000

Unsecured note payable to an unrelated party, with interest at 7.5% per annum. As disclosed in Note 11, the creditor has filed suit to collect on this note.	149,982	149,982

Total notes payable	288,078	348,994

Less: Current portion	(243,568)	(249,534)

Notes payable, net of current	$44,510	$99,460

Maturities of notes payable as of September 30, 2010 are as follows:

Years ending December 31,	Amount

2010	$193,821
2011	63,045
2012	31,212
Total	$288,078

Total interest expense on the notes payable were $6,742 and $4,086 for the nine months ended September 30, 2010 and 2009, respectively.

Note 10 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles. As of September 30, 2010 and December 31, 2009, these assets are carried as follows:

	September 30,	December 31,
	2010	2009
Equipment	$162,889	$162,889
Transportation vehicles	32,800	32,800
Less: Accumulated depreciation	(187,666)	(179,643)
	$8,023	$16,046

The related future minimum lease payments under the capital lease obligations are as follows:

	September 30,	December 31,
	2010	2009

Total minimum lease payments	$39,837	$62,752
Less: Amount representing interest	(6,135)	(12,303)
Present value of net minimum lease payments	33,702	50,449

Less: Current portion	(22,096)	(21,888)

Capital lease obligations, net of current portion	$11,606	$28,561

Maturities of capital lease obligations as of September 30, 2010, are as follows:

Years ending December 31,	Amount

Remainder of 2010	$5,141
2011	20,447
2012	8,114
Total	$33,702

Total interest expenses from the capital lease obligations were $6,103 and $10,919 for the nine months ended September 30, 2010 and 2009, respectively.

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

Operating lease

The Company leases its warehouse and office from a non-affiliate. Future minimum rental payments under these leases as of September 30, 2010, are as follows:

Years ending December 31,	Amount
Remainder of 2010	$69,266
2011	279,619
2012	23,301
Total	$372,186

Rent expenses amounted to $166,228 and $189,243 for the nine months ended September 30, 2010 and 2009, respectively. The Company allocated $155,292 and $174,517 of rent expenses to cost of goods sold for the nine months ended September 30, 2010 and 2009, respectively.

Note 12 - Dissolution of Subsidiary

As discussed in Note 1, on October 29, 2009, the subsidiary, Lexon Semiconductor Corporation was formally dissolved with the approval of the City of Pyongtaek in Korea. The subsidiary had been previously classified as a discontinued operation. With the dissolution, the Company recognized a forgiveness of debt totaling $418,970.

Note 13 - Distributions to Stockholder

Prior to the Merger described in Note 3, Paragon operated as a private S Corporation. As such, Paragon made periodic distribution to the sole stockholder at the time. Distributions paid to the stockholder aggregated $8,000 and $299,807 for the nine months ended September 30, 2010 and 2009.

Note 14 - Income Taxes

Significant components of deferred tax assets are as follows:

	September 30,	December 31,
	2010	2009

Loss carry forwards	$2,408,245	$1,602,904
Other	229,720	229,720
Total deferred tax asset	2,637,965	1,832,624

Valuation allowance	(2,637,965)	(1,832,624)
Total deferred tax asset, net	$-	$-

As of September 30, 2010, the Company had approximately $4,100,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $3,300,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $454,000 during the nine months ended September 30, 2010.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 15 - Subsequent Events

The Company has evaluated all subsequent events to the balance sheet date of December 31, 2009 through the date that the financial statements were issued on November 12, 2010, and has determined that there are no subsequent events that require disclosure under FASB Accounting Standards Codification Topic 855, Subsequent Events.

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

Results of Operation for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Revenues.

Revenues decreased by $510,202 to $985,926 for the three months ended September 30, 2010 as compared to $1,496,128 for the three months ended September 30, 2009. This decline was primarily attributed to a sharp decrease in sales caused by the downturn in the economy, our ability to source empty cartridges as our entire industry has experienced a shortage of empty cartridges.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 4,477 to $921,260 for the three months ended September 30, 2010 as compared to $925,737 for the three months ended September 30, 2009.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $81,997 to $401,065 for the three months ended September 30, 2010 as compared to $483,062 for the three months ended September 30, 2009. This decrease of $81,997 in SG&A was attributed to an effort by the Company to restructure current personnel as well as the minimization of professional service related to our public listing on the OTC Bulletin Board.

Other Income and Expenses.

Other expense for the three months ended September 30, 2010 was $14,943 compared with other expenses of $6,934 for the three months ended September 30, 2009. Interest expenses for the three months ended September 30, 2010 was $14,943 compared to $6,934 in interest expenses for the three months ended September 30, 2010.

Net income.

As a result, we recorded a net loss of $351,342 for the three months ended September 30, 2010 compared with a net income of $80,395 for the three months ended September 30, 2009.

Results of Operation for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

Revenues.

Revenues decreased by $1,270,656 to $3,200,503 for the nine months ended September 30, 2010 as compared to $4,471,159 for the nine months ended September 30, 2009. This decline was primarily attributed to a sharp decrease in sales caused by the downturn in the economy, our ability to source empty cartridges as our entire industry has experienced a shortage of empty cartridges.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 181,476 to $2,896,815 for the nine months ended September 30, 2010 as compared to $3,078,291 for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $350,947 to $1,412,140 for the nine months ended September 30, 2010 as compared to $1,061,193 for the nine months ended September 30, 2009. This increase of $350,947 in SG&A was attributed to professional services and filing expenses related to our public listing on the OTC Bulletin Board as we completed our reverse merger in the 4th quarter of 2009.

Other Income and Expenses.

Other income for the nine months ended September 30, 2010 was $229,721 compared with other expenses of $30,479 for the nine months ended September 30, 2009. Interest expenses for the nine months ended September 30, 2010 was $44,889 compared to $30,479 in interest expenses for the three months ended September 30, 2010.

Net income.

As a result, we recorded a net loss of $878,731 for the nine months ended September 30, 2010 compared with a net income of $301,196 for the nine months ended September 30, 2009.

Liquidity and Capital Resources.

At September 30, 2010, we had current assets of $778,379 and current liabilities of $1,805,987. Current assets consisted primarily of accounts receivable and inventories.

Current liabilities at September 30, 2010, consisted of accounts payable of $660,069, accounts payable due to related parties of $91,960, credit line of $450,000, accrued expenses of $312,599, notes payable of $243,568 and capital lease obligations of $22,098.

For the nine months ended September 30, 2010, net cash used in operating activities totaled $(44,698) compared to net cash provided by operating activities of $5,469 in the prior year period. Our operating activities since inception have been funded primarily by income organically generated by the company and by the limited sale of our common stock.

Net cash provided by investing activities for the nine months ended September 30, 2010 amounted to $60,000 compared to net cash provided by investment activities of $57,450 for the same previous year period.

Net cash used in financing activities for the nine months ended September 30, 2010 was $74,663 compared to net cash used in of $103,289 for the nine months ended September 30, 2009

Net cash and cash equivalents at September 30, 2010 was $2,300.

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

LEXON TECHNOLOGIES, INC.

Date: November 19, 2010	By:	/s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.