Form 10-K
period 2010-12-31
LEXON TECHNOLOGIES INC
filed 2011-04-15
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

As of April 15, 2011, Lexon had 508,789,721 shares of common stock outstanding. Based on the closing price of the common stock at , 2011, of $0.0095 per share, the market value of shares held by non-affiliates would be $3,213,406.96, based on 189,023,939 shares. Lexon’s stock is traded on the over-the-counter bulletin board system .under the symbol “LEXO” however trades are thin and sporadic. Therefore, the bid and ask price may not be indicative of any actual value in the stock.

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

On October 7, 2009, We Inc, a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company issued 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of We, representing approximately 67% of the issued and outstanding Common Stock after completion of the merger in October 2009. The effective date of the Merger was October 22, 2009 (“Effective Date”). We have decided to maintain the name of our predecessor company.

On December 31, 2010 Whereas 15,069 shares of Paragon Toner Inc. representing 100% ownership of Paragon Toner Inc. in exchange for existing Lexon Technology Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won for a total of 200,000,000 shares of Lexon technologies. The internet properties namely 7inkjet.com, nanoninket.com and Yourcartidges.com will remain with Lexon Technoloiges Inc. and will become the main operation of the company.

Overview

Lexon Technologies, Inc. or dba We Toner (“we” or the “Company”) are one of the first movers in recycling toner cartridges for laser printers, fax and multifunction copiers. We specialize in difficult to find toner as well as color and special niche cartridges. We have a 35,000 square foot factory, 67 employees and the capacity to manufacture 50,000 cartridges per month and recycle 350 different models of toner cartridges. Our main clients include multinational companies such as Micro Center, Royal Imaging, Staples, Inc.,and Royal Typewriter. We also operate an online website for the sale of its toner products and is also a supplier numerous independent online websites.

Current Business Model

The process we employ when recycling toner cartridges is as follows:

a.	Disassemble Empty (Used) Cartridges – We inspect and evaluate components to determine if the components can be recycled.

b.	Clean Components – We remove old components and clean components to be recycled.

c.	Inspect Components – We inspect all new and recycled components before assembly.

d.	Assemble Components – We assemble all of the components to create a refurbished cartridge and refill the cartridge with toner.

e.	Perform Quality Control Tests – We test all finished products using accurate testing equipment.

f.	Package – We package the product for shipping to the consumer.

We are a vendor to:

a.	Big Box Clients (including Staples, Inc. and Micro Center by Micro Electronics, Inc.)

b.	Distributors

c.	Online Retailers

d.	Small Businesses and Individuals through our online direct sales division.

We have benefited from the significant growth trends in the global recycled toner industry. We have experienced a dramatic upward trend in its overall sales and net profits.

Post Merger Strategy

We plan to focus on the following activities after the merger:

a.

Attract High Caliber Management - Our management has demonstrated the ability to create value and maintain a profitable operation. As a private enterprise the company has been successful in achieving solid growth in sales and profits. As a public company, we intend to both improve the efficiency of our operations to optimize our organic growth and expand our operations by rapid growth through acquisition. Therefore, we will seek seasoned management having an in-depth knowledge of our industry and the requisite expertise to create a more efficient operation, by effectively introducing new products while expanding our client base. In addition, we will attract talented individuals with experience in mergers and acquisitions who can successfully identify ideal target companies, maximize terms during negotiation and successfully integrate these targets with our company’s operations. As a public company, we can create competitive incentive packages by allotting a certain percentage of the compensation in the form of equity and/or stock options.

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

ACQUISITION STRATEGY
A Vertical Approach

We will focus our merger and acquisition activities on suppliers, distributors and online retailers. This vertical approach will increase sales and profitability. Integrating with these types of firms is relatively easier since each target in the vertical chain has a distinct role. By utilizing our stock, we can acquire companies with a combination of cash and stock to minimize excess use of our cash reserves.

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

(iii)

Online Retailers– Our online division at “www.yourcartridges.com” has significantly higher margins and real time cash flow. By acquiring online retailers, we can again provide the product at a cheaper cost and be more competitive in the internet market. Moreover, the cost of integration will be marginal as we already have a staff in place for both marketing and customer service. Based on our experience, online retailers can be purchased at low cost since they are often operated and owned by small independent business owners. By having access to their client database, we can create an aggressive marketing strategy to maximize their existing customer base. In the future, we intend to have more than half our revenues generated from online sources in order to optimize our margins and cash flow.

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

The Recycled Toner Cartridge Market

The recycled toner business is a multi-billion dollar industry with continuing growth. According to Lyra Research, the recycled toner market size in 2008 was $6 Billion and is expected to grow to $8.2 Billion by the year 2012. As recycled toner is considerably less expensive than retail toner while maintaining equal quality, the market is expanding annually. Moreover, the market penetration of our products is still at its early stage. Walmart, Best Buy, Costco, Target, and most other major retailers do not yet carry recycled toner. In addition, the United Nations and U.S. federal, state and local governments have still not adopted a policy for the use of recycled toner.

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

For the consumer there is an effort to market “green” products, Walmart will introduce a “Sustainability Index” to mark each product based on their environmental impact.

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

Our Employees

As of April 15, 2011, we employed 43 full-time employees. The following table sets forth the number of our full-time employees by function as of April 15, 2011:

As of
April 15,
Functions	2011

Executives Management & Sales	10
Technical & Engineering Staff	3
Production Staff	26
Administrative Staff	4
Total	43

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

To the best knowledge of management, there are one pending legal proceedings against us.

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company. The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment. The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On November 9, 2010, judgment was entered against Lexon Technologies for the amount of 206,547.95. Lexon has already appealed such decision. The amount of such loss is reflected in our financials.

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including Byung Hwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction. The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California. The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). On April 1, 2011, after a trial was concluded, judgment was entered in favor of the Lexon Technologies whereby Lexon was not found liable for any causes of action brought by the Plaintiff.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 15, 2011, we have approximately 380 shareholders and we have 510,789,721 shares outstanding.

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

On October 22, 2009, Lexon successfully completed a reverse merger with Paragon Toner Inc.,. Thereafter our source of liquidity stemmed from the operation of the existing business of Paragon.

Results of Operations for the Year Ended December 31, 2010 compared to December 31, 2009

Revenues. Total revenues during the year ended December 31, 2009 were $4,182,950 compared to $5,446,742 for the year ended December 31, 2009.

Operating Expenses. Total operating expenses during the year ended December 31, 2010 were $1,744,893 in selling, general and administrative expenses compared to $1,446,036 for the year ended December 31, 2009.

Other Income (Expense). Other income for the year ended December 31, 2010 was $190,186 which consisted of interest expense of $56,329, other income expense of 28,095, and gain on forgiveness of debt of 190,186 compared to 374,595 for the year ended in 2009 which consisted on interest expense of $47,903 other income of 3,528 and gain on forgiveness of debt of 418,970.

Liquidity and Capital Resources

At December 31, 2010, we had current assets of $878,119 and current liabilities of $1,582,971, for negative working capital of $704,852. Current assets consisted solely of cash and cash equivalents, accounts receivables, inventory and other current assets. We also had net property and equipment of $60,310, intangibles, net of amortization of $375,944, security deposits of $20,748 and goodwill of $3,214,289 for total assets of $4,687,410.

Current liabilities at December 31, 2010, consisted of accounts payable of $616,638, accounts payable-related parties of $91,960, line of credit of $450,000, current accrued expenses of $371,675, notes payable of $65,778, capital lease obligations of $9,863, for total current liabilities of $1,582,971.

For the year ended December 31, 2010, net cash flows provided by operating activities totaled $137,255, compared to net cash flows used in operating activities of $180,096 in the prior year.

For the year ended December 31, 2010, there was $52,000 cash provided by investing activities compared to the net cash used in investing activities of $53,089 for the prior year.

Net cash used in financing activities for the year ended December 31, 2010 was $240,698, compared to net cash provided by financing activities of $108,405 for the prior year.

Going forward, we expect to fund our business with our current business, financing from investment and borrowings. To date, we have retained earnings of negative $685,769 and a working capital deficit of approximately $704,852 at December 31, 2010.

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

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers as of October 9, 2009. The business address of all of our directors and executive officers is our registered office at 14830 Desman Road, La Mirada, CA 90638.

Name	Age	Position

James Park	43	President, Chief Executive Officer and Chairman of the Board of Directors
Young Won	49	Chief Operating Officer and Director
Bong S. Park	76	Chief Financial Officer and Director
Hyung Soon Lee	59	Director

James Park is the founder of We and has worked at the company since 1993. Mr. Park was instrumental to We’s growth from a small independent business. Mr. Park is a graduate of the University of California of Los Angeles.

Young Won has worked at We for the last 14 years. Mr. Won is in charge of the production, operation, research and development of the company. He is has been integral in the success of We. Previously, he worked for the Los Angeles Metropolitan Water District as a metallurgical engineer. Mr. Won received a B.S. in mechanical engineering from Korea University. He also graduated from the University of Southern California with an M.S.in material science.

Bong S. Park was the Chief Financial Officer of the Company since 1997. He was previously the CEO of Tokyo Printing Ink, Corp. USA from 1985-1997. His experience as a seasoned executive and his extensive knowledge in the ink and toner industry has been instrumental for the growth of the Company. Mr. Park received a B.A. degree in business administration from Korea University.

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

Summary Compensation Table— Fiscal Year Ended December 31, 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal year ended December 31, 2010

Name and			Stock	Option	All Other
Principal	Salary		Awards	Awards	Compensation	Total
Position (1)	($)	Bonus ($)	($)	($)	($)	($)
James Park	106,000	0	0	0	0	106,000
Young Won	90,000	0	0	0	0	90,000
Bong S. Park	82,000	0	0	0	0	82,000

Note: The above three executives became Executive Officers of the Company as of October 22, 2010 which is the effective date of the Reverse Merger between Lexon Technologies Inc. and Paragon Toner Inc.

Employment Agreements

As the incoming CEO of the Company, Mr. Park has entered into a new employment contract with the Company. Under the terms of the contract, he will receive a salary of $106,000 for a one-year term. No bonus or stock options are included in the contract. Any change in compensation will be determined by the Board of Directors after conclusion of the initial one-year term.

Director Compensation

For the fiscal year 2010, no director received compensation for services as a director.

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

The following table sets forth as of April 15, 2011 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding.

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

	Number of
	Shares	Percentage
	Beneficially	Beneficially
Name	Owned	Owned
Management and Directors
James Park (CEO and Director)	198,406,99	38.50%
Young Won (COO and Director)	99,030,531	19.22%
Hyung Soon Lee (Director)	28,828,333	5.59%
Total of Management and Directors	326,265,783	63.31%

ITEM 13 .	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

Joon Ho Chang , a former director of the Company, received 8,000,000 shares of Common Stock as a fee for professional services rendered in the merger transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Choi, Kim & Park LLP (“CKP”)

CKP was our independent auditor and examined our financial statements for the year ended December 31, 2010, and reviewed the financial statements included in our quarterly reports on Form 10-QSB in the year 2010. The audit and review of the annual financial statements for the year ended December 31, 2009 was performed by Choi, Kim and Park LLP (“CKP”).

Audit Fees

CKP was paid aggregate fees of $16,000 for the year ended December 31, 2010 for professional services rendered for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during this period. CKP was paid aggregate fees of $23,000 for the year ended December 31, 2010 for professional services rendered for the audit and review of the annual financial statements for the year ended December 31, 2009.

Audited-Related Fees

CKP was not paid additional fees for either the year ended December 31, 2009, or the fiscal year ended December 31, 2009 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

All Other Fees

CKP was not paid any other fees for professional services during the year ended December 31, 2010 for the fiscal year ended December 31, 2009.

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

LEXON TECHNOLOGIES, INC.

Date: April 15, 2011	By:	/s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexon Technologies, Inc.

We have audited the accompanying balance sheets of Lexon Technologies, Inc. the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Lexon Technologies, Inc. as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Choi, Kim & Park LLP

Los Angeles, California
Certified Public Accountants

April 15, 2011

LEXON TECHNOLOGIES, INC.
Balance Sheets
December 31, 2010 and 2009

ASSETS
	2010	2009
Current assets:
Cash and cash equivalents	$10,218	$61,661
Accounts receivable, net	276,764	468,821
Inventory	573,137	838,220
Other current assets	18,000	18,000

Total current assets	878,119	1,386,702

Due from related parties	138,000	190,000

Property and equipment, net	60,310	112,392

Other assets:
Intangibles, net of amortization	375,944	276,365
Security deposits	20,748	20,748
Other assets	-	-
Goodwill	3,214,289	3,214,289

Total other assets	3,610,981	3,511,402

Total Assets	$4,687,410	$5,200,496

See auditors' report and accompanying notes to the financial statements.

LEXON TECHNOLOGIES, INC.
Balance Sheets
December 31, 2010 and 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2010	2009
Current liabilities:

Accounts payable	$616,637	$552,634
Due to related parties	91,960	91,960
Line of credit	450,000	450,000
Current portion of notes payable	65,778	249,534
Current portion of capital lease obligations	20,447	21,888
Accrued expenses	317,694	110,747
Bank overdraft	20,454	-

Total current liabilities	1,582,970	1,476,763

Long-term liabilities:

Notes payable, net of current portion	31,203	99,460
Capital lease obligations, net of current portion	9,863	28,561
Deferred rent	42,900	53,398
Settlement payable	206,548

Total long-term liabilities	290,514	181,419

Total liabilities	1,873,484	1,932,792

Stockholders’ equity:

Common stock - $0.001 par value; 2,000,000,000 shares authorized, 510,789,721 and 499,739,721 shares issued and outstanding as of December 31, 2010 and 2009, respectively	510,790	499,740

Additional paid-in capital	3,088,905	2,737,454
Stock subscription receivable	(100,000)	(100,000)
Retained earnings (accumulated deficit)	(685,769)	130,510

Total stockholders’ equity	2,813,926	3,267,704

Total liabilities and stockholders’ equity	$4,687,410	$5,200,496

See auditors' report and accompanying notes to the financial statements.

LEXON TECHNOLOGIES, INC.
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
Net sales	$4,182,950	$5,446,742
Cost of goods sold	3,444,522	3,899,328
Gross profits	738,428	1,547,414
Selling, general and administrative expenses	1,744,893	1,446,036
Income from operations	(1,006,465)	101,378

Other income (expenses):
Gain on forgiveness of debt from discontinued operations	274,610	418,970
Interest expense	(56,329)	(47,903)
Other income (expense), net	(28,095)	3,528
Net other income (expense)	190,186	374,595

Income before income tax provision	(816,278)	475,973
Provision for income taxes	-	3,883
Net income (loss)	$(816,278)	$472,090

See auditors' report and accompanying notes to the financial statements.

LEXON TECHNOLOGIES, INC.
Statement of Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock
				Retained
			Additional	Earnings	Stock	Total
			Paid-in	(Accumulated	Subscription	Stockholders’
	Shares	Amounts	Capital	Deficit)	Receivable	Equity

Balance at 1-Jan-09	34,183,778	$34,184	$94,816	$(10,648)	$-	$118,352

Issuance of common stock for conversion of notes payable	68,178,333	68,178	340,892	-	-	409,070

Merger related equity transactions	347,448,444	347,448	1,642,426	-	-	1,989,874

Issuance of common stock	13,062,500	13,063	248,187	-	-	261,250

Issuance of stock subscription	16,666,666	16,667	83,333	-	(100,000)	-

Stock award	16,000,000	16,000	80,000	-	-	96,000

Acquisition of intangibles with common stock	4,200,000	4,200	247,800	-	-	252,000

Distributions to stockholders for the year 2009	-	-	-	(330,932)	-	(330,932)

Net income for the year 2009	-	-	-	472,090	-	472,090

Balance at 31-Dec-09	499,739,721	499,740	2,737,454	130,510	(100,000)	3,267,704

Acquisition of intangibles with common stock	5,000,000	5,000	305,000	-	-	310,000

Issuance of common stock for professional services	4,000,000	4,000	20,000	-	-	24,000

Issuance of common stock for professional services	1,000,000	1,000	5,000	-	-	6,000

Private placement	300,000	300	5,700	-		6,000

Private placement	250,000	250	4,750	-	-	5,000

Stock award	500,000	500	11,000	-	-	11,500

Adjustment		(17,000)	17,000

Distributions to stockholders for the year 2010	-	-	-	-	-	-

Net income for the year 2010	-	-	-	(816,278)	-	(816,278)

Balance at 31-Dec-10	510,789,721	$510,790	$3,088,905	$(685,768)	$(100,000)	$2,813,926

See auditors' report and accompanying notes to the financial statements.

LEXON TECHNOLOGIES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:

Net income	$(816,278)	$472,090
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:

Bad debt expense	59,765	85,611
Depreciation and amortization	262,504	138,747
Gain on forgiveness of debt from discontinued operations	(274,610)	(418,970)
Stock award to Employee	5,500	-
Stock issued for Professional Service	36,000	-
Changes in assets and liabilities:
Accounts receivable	132,291	(89,643)
Inventory	265,083	(379,284)
Other current assets	-	(16,200)
Other assets	-	245
Accounts payable	64,003	32,983
Accrued expenses	206,947	(1,089)
Settlement payable	206,548
Deferred rent	(10,498)	(4,586)
Total adjustments	953,533	(652,186)

Net cash provided (used in) by operating activities	137,255	(180,096)
Cash flows from investing activities:

Due from related party	52,000	83,650
Acquisition of property	-	(5,561)
Acquisition of intangible	-	(25,000)

Net cash provided by investing activities	52,000	53,089

Cash flows from financing activities:

Bank overdraft	20,454	-
Net payments on notes payable	(252,013)	(111,577)
Payments on capital lease obligations	(20,139)	(35,761)
Issuance of common stock	11,000	261,250
Issuance of Paragon stock (prior to Merger)	-	325,425
Distributions to stockholder	-	(330,932)

Net cash provided by (used in) financing activities	(240,698)	108,405

Net decrease in cash	(51,443)	(18,602)

Cash at beginning of year	61,661	80,263

Cash at end of year	$10,218	$61,661

	For the Years Ended
	December 31,
	2010	2009
Supplemental disclosures:
Cash paid during the year for:
Income taxes	$-	$2,247
Interest	$56,329	$47,903

Noncash investing and financing activities:
Common stock issued for merger activity	$-	$1,989,874
Common stock issued pursuant to conversion of notes payable	$-	$409,070
Common stock issued pursuant to acquisition of intangible	$310,000	$252,000
Conversion of line of credit to note payable	$-	$150,000

See auditors' report and accompanying notes to the financial statements.

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

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

On October 7, 2009, Paragon Toner, Inc. (Paragon), a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company issued 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of Paragon, representing approximately 72% of the issued and outstanding Common Stock after completion of the merger in October 2009. The effective date of the Merger was October 22, 2009 (“Effective Date”). The Company has decided to maintain the name of the predecessor company. The Merger has been accounted for as a recapitalization of Paragon with Lexon as the acquirer (reverse merger).

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
Notes to Financial Statements
December 31, 2010 and 2009

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is computed based upon the management’s estimate of uncollectible accounts and historical experience. The Company performs ongoing credit evaluations of its customers to estimate potential credit losses. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result, the Company wrote off $0 and $0 of uncollectible amount for the years ended December 31, 2010 and 2009, respectively. The allowance for doubtful accounts is $145,376 and $85,611 as of December 31, 2010 and 2009, respectively.

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

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Impairment of Long-lived Assets

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts. As a result of the annual testing, the Company determined that no impairment of goodwill existed in 2010.

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of December 31, 2010 and 2009.

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

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the years ended December 31, 2010 and 2009 amounted to $148,987 and $183,602, respectively.

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

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Note 3 - Merger

On October 7, 2009, Paragon Toner, Inc. (Paragon), a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company issued 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of Paragon, representing approximately 72% of the issued and outstanding Common Stock after completion of the merger in October 2009. The effective date of the Merger was October 22, 2009 (“Effective Date”). The Company has decided to maintain the name of the predecessor company. The Merger has been accounted for as a recapitalization of Paragon with Lexon as the acquirer (reverse merger).

Note 4 - Inventory

Inventory consists of the following at December 31:

	2010	2009

Finished goods	$335,084	$582,603
Raw materials	273,039	290,603
	608,123	873,206
Less: Inventory reserve	(34,986)	(34,986)
Total	$573,137	$838,220

The Company recorded a reserve for slow moving and obsolete inventory of $0, and $0 as cost of goods sold in 2010 and 2009, respectively. Overhead allocated to the inventory amounted to $73,219 and $35,640 for the years ended December 31, 2010 and 2009, respectively.

Note 5 - Property and Equipment

Property and equipment consist of the following as of December 31:

	2010	2009

Automobile	$34,092	$34,092
Furniture and fixture	53,388	53,388
Leasehold improvement	5,060	5,060
Machinery and equipment	439,030	439,030
	531,570	531,570
Less: Accumulated depreciation	(471,260)	(419,178)

Net property and equipment	$60,310	$112,392

Depreciation expense amounted to $52,082 and $107,828 for the years ended December 31, 2010 and 2009, respectively.

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2009 and 2008

Note 6 - Transactions with Related Parties

Due from related parties

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $138,000 and $190,000 due from related parties as of December 31, 2010 and 2009, respectively.

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

Note 7 - Line of Credit

The Company has a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $450,000 and $450,000 as of December 31, 2010 and 2009, respectively. This line of credit matures on June 7, 2011 and is secured by the Company’s accounts receivable, inventory and other miscellaneous assets. Interest is accrued at the bank’s prime sale plus 1.00% (5.50% as of December 31, 2010).

The Company incurred interest expenses on this line of credit of $33,547 and $27,286 for the years ended December 31 2010 and 2009, respectively. This line of credit contains certain covenants, and in management opinion, the Company is in compliance with the covenants as of December 31, 2010.

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Note 8 - Notes Payable

As of December 31, the Company has long term notes payable as follows:

	2010	2009

A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of December 31, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$14,423	$48,162

A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 3% (6.25% as of December 31, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	82,539	130,850

Unsecured note payable to an unrelated individual, with interest at 7.5% per annum. The note was paid off in 2010.	-	20,000

Unsecured note payable to an unrelated party, with interest at 7.5% per annum. As disclosed in Note 11, the creditor had filed suit to collect on this note and settled in 2010.	-	149,982

Total notes payable	96,962	348,994

Less: Current portion	(65,778)	(249,534)

Notes payable, net of current	$31,203	$99,460

Maturities of notes payable are as follows for the years ending December 31:

Years ending December 31,	Amount

2011	$66,567
2012	32,893
Total	$96,981

Total interest expenses from the notes payable were $8,411 and $8,024 for the years ended December 31, 2010 and 2009, respectively.

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Note 9 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles. As of December 31, these assets are carried as follows:

	2010	2009

Equipment	$162,889	$162,889
Transportation vehicles	32,800	32,800
Less: Accumulated depreciation	(190,340)	(179,643)
	$5,349	$16,046

The related future minimum lease payments under the capital lease obligations are as follows at December 31:

	2010	2009
Total minimum lease payments	$34,868	$62,752
Less: Amount representing interest	(4,558)	(12,303)
Present value of net minimum lease payments	30,310	50,449
Less: Current portion	(20,447)	(21,888)
Capital lease obligations, net of current portion	$9,863	$28,562

Maturities of capital lease obligations are as follows for the years ending December 31:

Years ending December 31,	Amount

2011	$20,447
2012	8,114
Total	$28,561

Total interest expenses from the capital lease obligations were $7,680 and $12,593 for the years ended December 31, 2010 and 2009, respectively.

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Note 10 - Capitalized Website Costs

The Company amortizes its website over the estimated useful life of three years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of website costs has been identified during the periods presented. The carrying amount and accumulated amortization related to the website costs are as follows as of December 31:

	2010	2009
Gross balance	$633,589	$323,589
Less: Accumulated amortization	(257,646)	(47,224)

Net balance	$375,944	$276,365

Estimated aggregate amortization expense for each of the succeeding years is as follows:

Years ending December 31,	Amount

2011	$161,223
2012	145,834
2013	68,887
Total	$375,944

Total amortization expenses were $210,422 and $30,919 for the years ended December 31, 2010 and 2009, respectively.

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

LEXON TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Operating lease

The Company leases its warehouse and office from a non-affiliate. Future minimum rental payments under these leases as of December 31, 2010 are as follows:

Years ending December 31,	Amount

2011	$279,619
2012	23,301
Total	$302,920

Rent expenses amounted to $239,612 and $252,603 for the years ended December 31, 2010 and 2009, respectively. The Company allocated $224,474 and $242,544 of rent expenses to cost of goods sold for the years ended December 31, 2010 and 2009, respectively.

Note 12 - Dissolution of Subsidiary

As discussed in Note 1, on October 29, 2009, the subsidiary, Lexon Semiconductor Corporation was formally dissolved with the approval of the City of Pyongtaek in Korea. The subsidiary had been previously classified as a discontinued operation. With the dissolution, the Company recognized a forgiveness of debt totaling $418,970.

Note 13 - Distributions to Stockholder

Prior to the Merger described in Note 3, Paragon operated as a private S Corporation. As such, Paragon made periodic distribution to the sole stockholder at the time. Distributions paid to the stockholder aggregated $0 and $330,932 for the years ended December 31, 2010 and 2009, respectively.

Note 14 - Income Taxes

Significant components of deferred tax assets are as follows:

	2010	2009

Loss carry forwards	$2,179,612	$1,602,904
Other	229,720	229,720
Total deferred tax asset	2,409,332	1,832,624

Valuation allowance	(2,409,332)	(1,832,624)
Total deferred tax asset, net	$-	$-

As of December 31, 2010, the Company had approximately $3,000,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,600,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $576,708 during 2010.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.