Form 10-Q
period 2011-03-31
LEXON TECHNOLOGIES INC
filed 2011-05-23
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2011

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
Yes [   ]   No[ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 20, 2011, Lexon had 310,789,721 shares of common stock, par value $0.001 outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$-	$10,218
Accounts receivable, net	-	276,764
Inventories	-	573,137
Other current assets	-	18,000
Total current assets	-	878,119
Due from related parties	-	138,000
Property and equipment, net	-	60,310
Other assets:
Intangibles, net of amortization	327,027	375,944
Security deposits	-	20,748
Goodwill	940,733	3,214,289
Total other assets	1,267,760	3,610,981
Total Assets	$1,267,760	$4,687,410

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited)
	March 31,	December 31,
	2011	2010
Current liabilities:
Bank overdraft	$658	$20,454
Accounts payable	26,844	616,637
Due to related parties	91,960	91,960
Line of credit	-	450,000
Current portion of notes payable	-	65,778
Current portion of capital lease obligations	-	20,447
Accrued expenses	77,400	317,694
Total current liabilities	196,862	1,582,970
Long-term liabilities:
Notes payable, net of current portion	-	31,203
Capital lease obligations, net of current portion	-	9,863
Settlement payable	206,548	206,548
Deferred rent	-	42,900
Total long-term liabilities	206,548	290,514
Total liabilities	403,410	1,873,484
Stockholders’ equity:
Common stock - $0.001 par value;
2,000,000,000 shares authorized,
310,789,721 and 510,789,721 shares issued and
outstanding as of March 31, 2011 and December 31, 2010, respectively	310,790	510,790
Additional paid-in capital	1,388,905	3,088,905
Stock subscription receivable	(100,000)	(100,000)
Retained earnings (accumulated deficit)	(735,345)	(685,769)
Total stockholders’ equity	864,350	2,813,926
Total liabilities and stockholders’ equity	$1,267,760	$4,687,410

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Net sales	$14,842	$1,330,281
Cost of goods sold	-	1,041,550
Gross profits	14,842	288,731
Selling, general and administrative expenses	64,417	551,120
Income (loss) from operations	(49,575)	(262,389)
Other income (expenses):
Gain on forgiveness of debt	-	274,610
Interest expense	-	(16,963)
Net other income (expense)	-	257,647
Income (loss) before income tax provision	(49,575)	(4,742)
Provision for income taxes	-	-
Net income (loss)	$(49,575)	$(4,742)
Earnings per share of Common Stock – Basic	(0.00)	(0.00)
Earnings per share of Common Stock – Diluted	(0.00)	(0.00)
Weighted average shares of Common Stock outstanding	421,038,208	539,876,930

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(49,575)	$(4,742)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48,916	67,359
Gain on forgiveness of debt	-	(274,610)
Noncash professional service	-	30,000
Changes in assets and liabilities:
Accounts receivable	276,764	(89,823)
Security deposit	20,748
Goodwill	2,273,556
Inventories	573,137	240,098
Bank overdraft	(19,796)	-
Accounts payable	(589,793)	(67,277)
Accrued expenses	(240,294)	53,311
Deferred rent	(42,900)	(5,258)
Total adjustments	2,300,338	(46,200)
Net cash provided by (used in) operating activities	2,250,763	(50,942)
Cash flows from investing activities:
Property and equipment	60,310
Note receivable	18,000
Due from related parties	138,000	30,000
Net cash provided by (used in) investing activities	216,310	30,000
Cash flows from financing activities:
Payments on notes payable	(546,981)	(20,053)
Payments on capital lease obligations	(30,310)	(7,160)
Cancellation of common stock	(1,900,000)
Issuance of common stock	-	11,000
Distributions to stockholder	-	(8,000)
Net cash used in financing activities	(2,477,291)	(24,213)
Net decrease in cash	(10,218)	(45,155)
Cash and cash equivalents, at beginning of period	10,218	61,661
Cash and cash equivalents, at end of period	$-	$16,506

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Supplemental disclosures:
Cash paid during the period:
Income taxes	$-	$-
Interest expense	$-	$12,051
Noncash investing and financing activities:
Common stock issued for acquisition of intangibles	$-	$310,000

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

On October 7, 2009, Paragon Toner Inc, a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company issued 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of We, representing approximately 67% of the issued and outstanding Common Stock after completion of the merger in October 2009. The effective date of the Merger was October 22, 2009 (“Effective Date”). We have decided to maintain the name of our predecessor company.

On December 31, 2010, all of the assets and all of the liabilities of the Paragon Toner Division of Lexon Technologies Inc. were exchanged for existing Lexon Technologies Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won.

The internet properties namely 7 inkjet.com, nanoinket.com and Yourcartridges.com remain with Lexon Technologies Inc., and is the main operation of the company. These companies generate revenue and potentially profits for the company. The revenues generated will maintain the company including the costs of remaining a public company.

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

Revenue Recognition

The Company generates revenues from the operation of the internet properties. The Company has subcontracted all of the operational activities of the Websites and has received 15% of all revenues generated from the Websites on a regular basis.

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of March 31, 2011 and December 31, 2010.

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts. As a result of the impairment testing, the Company determined that goodwill was significantly impaired due to sales of Paragon Toner division. Goodwill amount was $940,733 and $3,214,289 as of March 31, 2011 and December 31, 2010, respectively.

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

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the three months ended March 31, 2011 and 2010 amounted to $0 and $44,363, respectively.

Income Taxes

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 3 - Inventories

The following table provides the components of inventories as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Finished goods	$-	$335,084
Raw materials	-	273,039
	-	608,123
Less: inventory reserve	-	(34,986)
Total	$-	$573,137

Overhead allocated to the inventory amounted to $ 0 and $8,667 for the three months ended March 31, 2011 and 2010 , respectively.

Note 4 - Property and Equipment

Property and equipment consist of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Automobile	$-	$34,092
Furniture and fixture	-	53,388
Leasehold improvement	-	5,060
Machinery and equipment	-	439,030
	-	531,570
Less: Accumulated depreciation	-	(471,260)
Net property and equipment	$-	$60,310

Depreciation expense amounted to $0 and $14,560 for the three months ended March 31, 2011 and 2010, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Transactions with Related Parties

Due from related parties

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $0 and $138,000 due from related parties as of March 31, 2011 and December 31, 2010, respectively.

Due to related parties

Interest bearing notes payable to related parties consisting of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000
Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000
Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960
Total notes payable	$91,960	$91,960

Note 6 - Line of Credit

The Company has a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $0 and $450,000 as of March 31, 2011 and December 31, 2010.

The Company incurred interest expenses on this line of credit of $0 and $6,122 for the three months ended March 31, 2011 and 2010, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 - Notes Payable

The Company has long term notes payable as follows:

	March 31,	December 31,
	2011	2010
A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of March 31, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$-	$14,423
A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 1.50% with minimum interest rate of 6.25% (6.25% as of March 31, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	-	82,539
Total notes payable	-	96,962
Less: Current portion	-	(65,778)
Notes payable, net of current	$-	$31,203

Total interest expense on the notes payable were $0 and $5,686 for the three months ended March 31, 2011 and 2010, respectively.

Note 8 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles. As of March 31, 2011 and December 31, 2010, these assets are carried as follows:

	March 31,	December 31,
	2011	2010
Equipment	$-	$162,889
Transportation vehicles	-	32,800
Less: Accumulated depreciation	-	(190,340)
	$-	$5,349

The related future minimum lease payments under the capital lease obligations are as follows:

	March 31,	December 31,
	2011	2010
Total minimum lease payments	$-	$34,868
Less: Amount representing interest	-	(4,558)
Present value of net minimum lease payments	-	30,310
Less: Current portion	-	(20,447)
Capital lease obligations, net of current portion	$-	$9,863

Total interest expenses from the capital lease obligations were $0 and $3,431 for the three months ended March 31, 2011 and 2010, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 - Capitalized Website Costs

The Company amortizes its website over the estimated useful life of three years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of website costs has been identified during the periods presented. The carrying amount and accumulated amortization related to the website costs as of March 31, 2011 and December 31, 2010, are as follows:

	March 31,	December 31,
	2011	2010
Gross balance	$633,589	$633,589
Less: Accumulated amortization	(306,562)	(257,646)
Net balance	$327,027	$375,944

Estimated aggregate amortization expense for each of the succeeding years is as follows:

Years ending December 31,	Amount
Remainder of 2011	$146,750
2012	180,277
Total	$327,027

Total amortization expenses were $48,916 and $52,799 for the three months ended March 31, 2011 and 2010, respectively.

Note 10 - Commitments and Contingencies

Legal Proceedings

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company. The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment. The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On November 9, 2010, judgment was entered against Lexon Technologies for the amount of 206,547.95. Lexon has already appealed such decision,. The amount of such loss is reflected in our financials.

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 11 - Income Taxes

Significant components of deferred tax assets are as follows:

	March 31,	December 31,
	2011	2010
Loss carry forwards	$2,229,187	$2,179,612
Other	229,720	229,720
Total deferred tax asset	2,458,907	2,409,332
Valuation allowance	(2,458,907)	(2,409,332)
Total deferred tax asset, net	$-	$-

As of March 31, 2011, the Company had approximately $3,000,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,600,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $49,575 during the three months ended March 31, 2011.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 12 – Sales of Paragon Toner Inc.

On December 31, 2010, all of the assets and all of the liabilities of the Paragon Toner Division of Lexon Technologies Inc. were exchanged for existing Lexon Technologies Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won.

The internet properties namely 7 inkjet.com, nanoinket.com and Yourcartridges.com remain with Lexon Technologies Inc., and become the main operation of the company.

Note 13 – Services Contract

On January 1, 2011, Lexon and Paragon have decided to enter into contractual relationship regarding Lexon’s internet properties. Lexon has subcontracted all of the operational activities to Paragon Toner including but not limited to billing, collection, maintenance of website, advertising and all other activities related to the operation of the Websites. In return for the operation of the Websites, Paragon hereby agrees to pay to Lexon the agreed amount of 15% of all revenues generated from the Websites. This agreement shall be enforceable between the Parties for a period of 2 years from the date of agreement. However, it is subject to renegotiation at end of each year.

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

On October 7, 2009, Paragon Toner Inc, a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company issued 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of We, representing approximately 67% of the issued and outstanding Common Stock after completion of the merger in October 2009. The effective date of the Merger was October 22, 2009 (“Effective Date”). We have decided to maintain the name of our predecessor company.

On December 31, 2010, all of the assets and all of the liabilities of the Paragon Toner Division of Lexon Technologies Inc. were exchanged for existing Lexon Technologies Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won.

The internet properties namely 7 inkjet.com, nanoinket.com and Yourcartridges.com remain with Lexon Technologies Inc., and become the main operation of the company. As these websites are ongoing concerns and revenue generating, we have an operation in place. We are also anticipating a reverse merger or sale of the company in the near future.

Results of Operation for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Revenues.

Revenues decreased by $1,315,457 to $14,842 for the three months ended March 31, 2011 as compared to $1,330,281 for the three months ended March 31, 2010. This decline was primarily attributed to the disposition of the toner manufacturing division.

Cost of Goods Sold.

Cost of Goods Sold decreased by $1,041,550 to 0 for the three months ended March 31, 2011 as compared to $1,041,550 for the three months ended March 31, 2010.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $486,703 to $64,417 for the three months ended March 31, 2011 as compared to $551,120 for the three months ended March 31, 2010. This decrease of $486,703 in SG&A was attributed to the disposition of the toner manufacturing division.

Other Income and Expenses.

Other income for the three months ended March 31, 2011 consisted of $0 compared with other expenses of $257,647 for the three months ended March 31, 2010. Interest expenses for the three months ended March 31, 2011 was 0 compared to $16,963 in interest expenses for the three months ended March 31, 2010.

Net income.

As a result, we recorded a net loss of $49,575 for the three months ended March 31, 2011 compared with a net loss of $4,742 for the three months ended March 31, 2010.

Liquidity and Capital Resources.

At March 31, 2011, we had current assets of $0 and current liabilities of $196,862.

Current liabilities at March 31, 2011, consisted of a bank overdraft of $658, accounts payable of $26,844 and accounts payable due to related parties of $91,960 and accrued expenses of $77,400.

For the three months ended March 31, 2011, net cash provided by operating activities totaled $2,250,763 compared to net cash provided by operating activities of $50,942 in the prior year period. Our operating activities since inception have been funded primarily by income organically generated by the company and by the limited sale of our common stock.

Net cash provided by investing activities for the three months ended March 31, 2011 amounted to $216,310 compared to net cash used in investment activities of $30,000 for the same previous year period.

Net cash used in financing activities for the three months ended March 31, 2010 was $2,477,291 compared to net cash used in financing activities of $24,213 for the three months ended March 31, 2010.

Net cash and cash equivalents at March 31, 2011 was $0.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, we have one pending legal proceeding and one recently concluded lawsuit.

kOn July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company. The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment. The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On November 9, 2010, judgment was entered against Lexon Technologies for the amount of 206,547.95. Lexon has already appealed such decision. The amount of such loss is reflected in our financials.

However, on September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including Byung Hwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction. The lawsuit is currently pending in the Orange County Superior Court in Santa Ana, California. The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). On April 1, 2011, after a trial was concluded, judgment was entered in favor of the Lexon Technologies whereby Lexon was not found liable for any causes of action brought by the Plaintiff.

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

Date: May 21, 2011

By: /s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.