Form 10-Q
period 2011-06-30
LEXON TECHNOLOGIES INC
filed 2011-08-18
CIK 1065189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2011

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

As of August 18, 2011, Lexon had 310,789,721 shares of common stock, par value $0.001 outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

ASSETS
	(Unaudited)
	June 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$-	$10,218
Accounts receivable, net	-	276,764
Inventories	-	573,137
Other current assets	-	18,000

Total current assets	-	878,119

Due from related parties	-	138,000

Property and equipment, net	-	60,310

Other assets:
Intangibles, net of amortization	278,111	375,944
Security deposits	-	20,748
Goodwill	-	3,214,289

Total other assets	278,111	3,610,981

Total assets	$278,111	$4,687,410

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited)
	June 30,	December 31,
	2011	2010
Current liabilities:

Accounts payable	$56,844	$616,637
Due to related parties	91,960	91,960
Line of credit	-	450,000
Bank overdraft	16,146	20,454
Current portion of notes payable	-	65,778
Current portion of capital lease obligations	-	20,447
Accrued expenses	77,400	317,694

Total current liabilities	242,350	1,582,970

Long-term liabilities:

Notes payable, net of current portion	-	31,203
Capital lease obligations, net of current portion	-	9,863
Deferred rent	-	42,900
Settlement payable	206,548	206,548

Total long-term liabilities	206,548	290,514

Total liabilities	448,898	1,873,484

Stockholders’ equity:

Common stock - $0.001 par value; 2,000,000,000 shares authorized, 310,789,721 and 510,789,721 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	310,790	510,790
Additional paid-in capital	1,388,905	3,088,905

Stock subscription receivable	(100,000)	(100,000)
Accumulated deficit	(1,770,482)	(685,769)

Total stockholders’ equity	(170,787)	2,813,926

Total liabilities and stockholders’ equity	$278,111	$4,687,410

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$10,319	$884,295	$25,161	$2,214,577

Cost of goods sold	-	934,004	-	1,975,554

Gross profits	10,319	(49,709)	25,161	239,023

Selling, general and administrative expenses	104,724	459,955	169,140	1,011,076

Loss from operations	(94,405)	(509,664)	(143,979)	(772,053)

Other income (expenses):
Gain on forgiveness of debt	-	-		274,610
Loss on goodwill impairment	(940,733)	-	(940,733)
Interest expense	-	(12,983)	-	(29,946)
Net other income (expense)	(940,733)	(12,983)	(940,733)	244,664

Loss before income tax provision	(1,035,138)	(522,647)	(1,084,712)	(527,389)

Provision for income taxes	-	-	-	-

Net loss	$(1,035,138)	$(522,647)	$(1,084,712)	$(527,389)

Earnings per share of common stock – Basic	(0.00)	(0.00)	(0.00)	(0.00)

Earnings per share of common stock - Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock outstanding	421,038,208	546,340,664	421,038,208	546,340,664

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:

Net loss	$(1,084,712)	$(527,389)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Bad debt expense	-	32,772
Depreciation and amortization	97,833	134,672
Loss on goodwill impairment	940,733	-
Gain on forgiveness of debt	-	(274,610)
Noncash professional services	-	30,000

Changes in assets and liabilities:
Accounts receivable	276,764	93,366
Inventories	573,137	321,388
Security deposit	20,748
Goodwill	2,273,555
Accounts payable	(559,793)	(8,356)
Accrued expenses	(240,294)	115,513
Bank overdraft	(4,308)
Deferred rent	(42,900)	(10,517)
Other current liabilities	-	31,213

Total adjustments	3,335,475	465,441

Net cash provided by (used in) operating activities	2,250,763	(61,948)

Cash flows from investing activities:

Property and equipment	60,310	-
Note receivable	18,000	-
Due from related parties	138,000	60,000

Net cash provided by investing activities	216,310	60,000

Cash flows from financing activities:
Payments on notes payable	(546,981)	(40,339)
Payments on capital lease obligations	(30,310)	(11,841)
Issuance of common stock	(1,900,000)	11,001
Distributions to stockholder	-	(8,000)
Net cash used in financing activities	(2,477,291)	(49,179)

Net decrease in cash	(10,218)	(51,127)

Cash and cash equivalents, at the beginning of period	10,218	61,661

Cash and cash equivalents, at the end of period	$-	$10,534

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Supplemental disclosures:
Cash paid during the period:
Income taxes	$-	$-
Interest expense	$-	$20,012

Noncash investing and financing activities:
Common stock issued for acquisition of intangibles	$-	$310,000

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

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of June 30, 2011 and December 31, 2010.

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts. As a result of the impairment testing, the Company determined that goodwill was significantly impaired due to sales of Paragon Toner division. Goodwill amount was $0 and $3,214,289 as of June 30, 2011 and December 31, 2010, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the six months ended June 30, 2011 and 2010 amounted to $0 and $89,002, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. See Note 13 Income Taxes for more information about the Company’s income taxes.

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

Note 3 - Inventories

The following table provides the components of inventories as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Finished goods	$-	$335,084
Raw materials	-	273,039
	-	608,123
Less: Inventory reserve	-	(34,986)
Total	$-	$573,137

Overhead allocated to the inventory amounted to $0 and $31,353 for the six months ended June 30, 2011 and 2010, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4- Property and Equipment

Property and equipment consist of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Automobile	$-	$34,092
Furniture and fixture	-	53,388
Leasehold improvement	-	5,060
Machinery and equipment	-	439,030
	-	531,570
Less: Accumulated depreciation	-	(471,260)
Net property and equipment	$-	$60,310
.

Depreciation expense amounted to $0 and $29,074 for the six months ended June 30, 2011 and 2010, respectively.

Note 5 - Capitalized Website Costs

The Company amortizes its website over the estimated useful life of three years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of website costs has been identified during the periods presented. The carrying amount and accumulated amortization related to the website costs as of June 30, 2011 and December 31, 2010, are as follows:

	June 30,	December 31,
	2011	2010

Gross balance	$633,589	$633,589
Less: Accumulated amortization	(355,478)	(257,645)

Net balance	$278,111	$375,944

Estimated aggregate amortization expense for each of the succeeding years is as follows:

Years ending December 31,	Amount

Remainder of 2011	$97,834
2012	180,277
Total	$278,111

Total amortization expenses were $97,833 and $105,598 for the six months ended June 30, 2011 and 2010, respectively.

Note 6 - Transactions with Related Parties

Due from Related Parties

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $0 and $138,000 due from related parties as of June 30, 2011 and December 31, 2010, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Due to Related Parties

Interest bearing notes payable to related parties consisting of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960

Total notes payable	$91,960	$91,960

Note 7- Line of Credit

The Company has a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $0 and $450,000 as of June 30, 2011 and December 31, 2010.

The Company incurred interest expenses on this line of credit of $0 and $11,098 for the six months ended June 30, 2011 and 2010, respectively.

Note 8 - Notes Payable

The Company has long term notes payable as follows:

	June 30,	December 31,
	2011	2010

A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of March 31, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$-	$14,423

A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 1.50% with minimum interest rate of 6.25% (6.25% as of March 31, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	-	82,558

Total notes payable	-	96,981

Less: Current portion	-	(65,778)

Notes payable, net of current	$-	$31,203

Total interest expense on the notes payable were $0 and $4,655 for the six months ended June 30, 2011and 2010, respectively.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles. As of June 30, 2011 and December 31, 2010, these assets are carried as follows:

	June 30,	December 31,
	2011	2010

Equipment	$-	$162,889
Transportation vehicles	-	32,800
Less: Accumulated depreciation	-	(190,340)
	$-	$5,349

The related future minimum lease payments under the capital lease obligations are as follows:

	June 30,	December 31,
	2011	2010

Total minimum lease payments	$-	$34,868
Less: Amount representing interest	-	(4,558)
Present value of net minimum lease payments	-	30,310

Less: Current portion	-	(20,447)

Capital lease obligations, net of current portion	$-	$9,863

Total interest expenses from the capital lease obligations were $0 and $4,259 for the six months ended June 30, 2011 and 2010, respectively.

Note 10 - Commitments and Contingencies

Legal Proceedings

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company. The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment. The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On November 9, 2010, judgment was entered against Lexon Technologies for the amount of $206,547.95. Lexon has already appealed such decision. The amount of such loss is reflected in our financials.

LEXON TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 11 – Sales of Paragon Toner Inc.

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

Note 12 – Services Contract

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

Note 13 - Income Taxes

Significant components of deferred tax assets are as follows:

	June 30,	December 31,
	2011	2010

Loss carry forwards	$3,264,324	$2,179,612
Other	229,720	229,720
Total deferred tax asset	3,494,044	2,409,332

Valuation allowance	(3,494,044)	(2,409,332)
Total deferred tax asset, net	$-	$-

As of June 30, 2011, the Company had approximately $3,000,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,600,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses. The valuation allowance has increased by $1,084,712 during the six months ended June 30, 2011.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 14 - Subsequent Events

The Company has evaluated all subsequent events to the balance sheet date of June 30, 2011 through the date that the financial statements were issued on August 15, 2011, and has determined that there are no subsequent events that require disclosure under FASB Accounting Standards Codification Topic 855, Subsequent Events.

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

Results of Operation for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Revenues.

Revenues decreased by $873,976 to $10,319 for the three months ended June 30, 2011 as compared to $884,295 for the three months ended June 30, 2010. This decline was primarily attributed to the restructuring of the Company, whereby only the internet properties remain.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 934,004 to $0 for the three months ended June 30, 2011 as compared to $934,004 for the three months ended June 30, 2010.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $355,231 to $104,724 for the three months ended June 30, 2011 as compared to $459,955 for the three months ended June 30, 2010. This decrease of $355,231 in SG&A was attributed to the restructuring whereby only internet properties remain and overhead has been significantly reduced.

Other Income and Expenses.

Other expenses for the three months ended June 30, 2011 was $940,733 as compared to $12,983 for the three months ended June 30, 2010. Interest expenses for the three months ended June 30, 2011 was $0 compared to $12,983 in interest expenses for the three months ended June 30, 2010.

Net income.

As a result, we recorded a net loss of $1,035,138 for the three months ended June 30, 2011 compared with a net loss of $522,647 for the three months ended June 30, 2010.

Results of Operation for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Revenues.

Revenues decreased by $2,189,416 to $25,161 for the six months ended June 30, 2011 as compared to $2,214,577 for the six months ended June 30, 2010. This decline was primarily attributed to a sharp decrease in sales because of the restructuring of Lexon as well as a reduced budget for internet marketing.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 1,975,554 to $0 for the six months ended June 30, 2011 as compared to $1,975,554 for the six months ended June 30, 2010.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $841,936 to $169,140 for the six months ended June 30, 2011 as compared to $1,011,076 for the six months ended June 30, 2010. This decrease of $841,936 in SG&A occurred as result of reduced overhead expenses post restructuring.

Other Income and Expenses.

Other expenses for the six months ended June 30, 2011 was $940,733 compared with other income of $244,664 for the six months ended June 30, 2010. Interest expenses for the six months ended June 30, 2010 was $0 compared to $29,946 in interest expenses for the six months ended June 30, 2010.

Net income.

As a result, we recorded a net loss of $1,084,712 for the six months ended June 30, 2011 compared with a net loss of $527,389 for the six months ended June 30, 2010.

Liquidity and Capital Resources.

At June 30, 2011, we had current assets of $0 and current liabilities of $242,350.

Current liabilities at June 30, 2011 was 242,350, consisted of accounts payable of $56,844, accounts payable due to related parties of $91,960, bank overdraft of 16,146 and accrued expenses of $77,400.

For the six months ended June 30, 2010, net cash provided by operating activities totaled $2,250,763 compared to net cash used in operating activities of $61,948 in the prior year period. Our operating activities since inception have been funded primarily by income organically generated by the company and by the limited sale of our common stock.

Net cash provided by investing activities for the six months ended June 30, 2011 amounted to $216,310 compared to net provided by in investment activities of $60,000 for the same previous year period.

Net cash used in financing activities for the six months ended June 30, 2011 was $2,477,291 compared to net cash used in financing activities of $49,179 for the six months ended June 30, 2010.

Net cash and cash equivalents at June 30, 2011 was $0.

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

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company. The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment. The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On November 9, 2010, judgment was entered against Lexon Technologies for the amount of $206,547.95. Lexon has already appealed such decision. The amount of such loss is reflected in our financials.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS DEFAULT UPON SENIOR SECURITIES

ITEM 3.

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

LEXON TECHNOLOGIES, INC.

Date: August 18, 2011	By:	/s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.