Form 10-Q/A
period 2011-06-30
LEXON TECHNOLOGIES INC
filed 2011-09-13
CIK 1065189

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of September 13, 2011, Lexon Technologies, Inc.  had 310,789,721 shares of common stock, par value $0.001 outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on August 18, 2011 (the “10-Q”). This Amended 10-Q amends the 10-Q solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the 10-Q. This Amended 10-Q speaks as of the original filing date of the 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 18, 2011, does not reflect events occurring after the filing of the 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to Financial Statements (unaudited)	9

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

ITEM 3.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit 31.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 31.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32 **	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101.INS**       XBRL INSTANCE DOCUMENT

101.SCH**      XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**      XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.LAB**      XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**      XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

101.DEF**      XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

________________________

*

Filed herewith.

**

Furnished herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: September 13, 2011	By:	/s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.