Form 10-Q
period 2011-09-30
LEXON TECHNOLOGIES INC
filed 2011-11-21
CIK 1065189

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2011

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

As of November 21, 2011, Lexon had 492,535shares of common stock, par value $0.001 outstanding.

ITEM 1.  FINANCIAL STATEMENTS

LEXON TECHNOLOGIES, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$ -	$10,218
Accounts receivable, net	-	276,764
Inventories	-	573,137
Other current assets	-	18,000

Total current assets	-	878,119

Due from related parties	-	138,000
Property and equipment, net	-	60,310
Other assets:
Intangibles, net of amortization	-	375,944
Security deposits	-	20,748
Goodwill	-	3,214,289
Total other assets	-	3,610,981
Total assets	$ -	$4,687,410

LIABILITIES AND STOCKHOLDERS’DEFICIENCY
Current liabilities:
Bank overdraft	$20,347	$20,454
Accounts payable	98,544	616,637
Due to related parties	91,960	91,960
Accrued expenses	77,400	317,694
Line of credit	-	450,000
Current portion of notes payable	-	65,778
Current portion of capital lease obligations	-	20,447
Total current liabilities	288,251	1,582,970

Long-term liabilities:
Notes payable, net of current portion	-	31,203
Capital lease obligations, net of current portion	-	9,863
Deferred rent	-	42,900
Settlement payable	206,548	206,548
Total long-term liabilities	206,548	290,514
Total liabilities	494,799	1,873,484

Stockholders’ deficiency:
Common stock $.001 par value; 2,000,000,000 shares authorized, 492,535 and 510,789,721 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	493	510,790
Additional paid-in capital	1,699,201	3,088,905
Stock subscription receivable	-	(100,000)
Accumulated deficit	(2,194,493)	(685,769)
Total stockholders’ deficiency	(494,799)	2,813,926
Total liabilities and stockholders’ deficiency	$ -	$4,687,410

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$ 7,383	$ 985,926	$ 32,543	$ 3,200,503

Cost of goods sold	-	921,260	-	2,896,815
Gross profits	7,383	64,666	32,543	303,688

Selling, general and administrative expenses	202,200	401,065	371,340	1,412,140

Loss from operations	(194,817)	(336,399)	(338,797)	(1,108,452)

Other income (expenses):
Gain on forgiveness of debt	-	-		274,610
Loss on website impairment	(229,194)		(229,194)
Loss on goodwill impairment	-	-	(940,733)	-
Interest expense	-	(14,943)	-	(44,889)
Net other income (expense)	(229,194)	(14,943)	(1,169,927)	229,721

Loss before income tax provision	(424,011)	(351,342)	(1,508,724)	(878,731)

Provision for income taxes	-	-	-	-
Net loss	$ (424,011)	$ (351,342)	$ (1,508,724)	$ (878,731)

Earnings per share of common stock – Basic	(0.002)	(0.001)	(0.005)	(0.002)

Earnings per share of common stock - Diluted	(0.002)	(0.001)	(0.005)	(0.002)

Weighted average shares of common stock outstanding	260,248,906	548,623,187	292,687,341	548,623,187

The accompanying notes are an integral part of the unaudited financial statements.

LEXON TECHNOLOGIES, INC.
STATEMENTS OF CASHFLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,508,724)	$ (878,731)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Bad debt expense	-	42,450
Depreciation and amortization	146,750	198,975
Loss on goodwill impairment	940,733	-
Loss on website impairment	229,194
Gain on forgiveness of debt	-	(274,610)
Noncash professional services	100,000	30,000
Noncash employee compensation	-	20,000
Changes in assets and liabilities:
Accounts receivable	276,764	112,025
Inventories	573,137	394,487
Security deposit	20,748	-
Goodwill	2,273,555	-
Accounts payable	(518,093)	107,435
Accrued expenses	(240,294)	193,352
Bank overdraft	(107)	-
Deferred rent	(42,900)	(15,776)
Other current liabilities	-	25,695

Total adjustments	3,759,487	834,033
Net cash provided by (used in) operating activities	2,250,763	(44,698)

Cash flows from investing activities:
Property and equipment	60,310	-
Note receivable	18,000	-
Due from related parties	138,000	60,000
Net cash provided by investing activities	216,310	60,000

Cash flows from financing activities:
Payments on notes payable	(546,981)	(60,916)
Payments on capital lease obligations	(30,310)	(16,747)
Issuance of common stock		11,000
Cancellation of common stock	(1,900,000)
Distributions to stockholder	-	(8,000)
Net cash used in financing activities	(2,477,291)	(74,663)

Net decrease in cash	(10,218)	(59,361)
Cash and cash equivalents, at the beginning of period	10,218	61,661
Cash and cash equivalents, at the end of period	$ -	$ 2,300.00

Supplemental disclosures:
Cash paid during the period:
Income taxes	$ -	$ -
Interest expense	$ -	$ 30,154
Noncash investing and financing activities:
Common stock issued for acquisition of intangibles	$ -	$ 310,000
Common stock issued for employee compensation	$ -	$ 11,500

The accompanying notes are an integral part of the unaudited financial statements

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Nature of Business

Lexon Technologies, Inc. ("the Company" or "Lexon") was incorporated in April 1989 under the laws of state of Delaware. Initially registered as California Cola Distributing Company, Inc, the Company changed its name twice; first to Rexford, Inc. in October 1992, and to the current name in July 1999.

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

On October 7, 2009, Paragon Toner Inc, a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company whereby the Company issued 347,448,444 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of representing approximately 67% of the issued and outstanding Common Stock after completion of the merger in October 2009. The effective date of the Merger was October 22, 2009 (“Effective Date”). We have decided to maintain the name of our predecessor company.

On January 1, 2011, all of the assets and all of the liabilities of the Paragon Toner Division of Lexon Technologies Inc. were exchanged for existing Lexon Technologies Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won.

The internet properties namely 7 inkjet.com, nanoinket.com and Yourcartridges.com remain with Lexon Technologies Inc., and become the main operation of the company.

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Revenue Recognition

In 2010, the Company recognizes revenues from product sales when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the Company’s revenue arrangements are FOB (free on board) destination. Revenue is recorded net of customer returns, allowances and discounts that occur under arrangements established with customers.

For the nine months ended September 30, 2011, the Company generates revenues from the operation of the internet properties. The Company has subcontracted all of the operational activities of the Websites and has received 15% of all revenues generated from the Websites on a regular basis.

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

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of September 30, 2011 and December 31, 2010.

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment.  Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.  ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts.  As a result of the impairment testing, the Company determined that goodwill was significantly impaired due to sales of Paragon Toner division. Goodwill amount was $0 and $3,214,289 as of September 30, 2011 and December 31, 2010, respectively.

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

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the nine months ended September 30, 2011 and 2010 amounted to $0 and $119,482 respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. See Note 13Income Taxes for more information about the Company’s income taxes.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity and requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for fiscal years, and interim periods within those fiscal year, beginning after December 15, 2011 with early adoption permitted.

In September 2011, the FASB issued new guidance addressing the valuation process for goodwill. This guidance provides the ability to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance,  an entity will no longer be required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 - Inventories

The following table provides the components of inventories as of  September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Finished goods	$ -	$335,084
Raw materials	-	273,039
	-	608,123
Less: Inventory reserve	-	-34,986
Total	$ -	$573,137

Overhead allocated to the inventory amounted to $0 and $45,853 for the nine months ended September 30, 2011 and 2010, respectively.

Note 4- Property and Equipment

Property and equipment consist of the following as of  September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Automobile	$ -	$34,092
Furniture and fixture	-	53,388
Leasehold improvement	-	5,060
Machinery and equipment	-	439,030
	-	531,570
Less: Accumulated depreciation	-	-471,260
Net property and equipment	$ -	$60,310

Depreciation expense amounted to $0 and $40,578 for the nine months ended September 30, 2011 and 2010, respectively.

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Capitalized Website Costs

The Company amortizes its website over the estimated useful life of three years. The carrying amount and accumulated amortization related to the website costs as of September 30, 2011 and December 31, 2010, are as follows:

	September 30,	December 31,
	2011	2010

Gross balance	$633,589	$633,589
Less: Accumulated amortization	-404,395	-257,645
Loss on website impairment	-229,194
Net balance	$ -	$375,944

Total amortization expenses were $146,750 and $158,397 for the nine months ended September30, 2011 and 2010, respectively. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that the value of website was significantly impaired due to sales of Paragon Toner division. Net value of website is $0 and $375,944 as of September 30, 2011 and December 31 2010, respectively.

Note 6 - Transactions with Related Parties

Due from Related Parties

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $0 and $138,000 due from related parties as of September 30, 2011 and December 31, 2010, respectively.

Due to Related Parties

Interest bearing notes payable to related parties consisting of the following as of September 30, 2011 and December 31, 2010:

	September30,	December 31,
	2011	2010
Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	$5,000	$5,000
Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	30,000	30,000
Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	56,960	56,960
Total notes payable	$91,960	$91,960

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7- Line of Credit

The Company has a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $0 and $450,000 as of September 30, 2011 and December 31, 2010.

The Company incurred interest expenses on this line of credit of $0 and $26,872 for the nine months ended September 30, 2011 and 2010, respectively.

Note 8 - Notes Payable

The Company has long term notes payable as follows:

	September30,	December 31,
	2011	2010

A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of March 31, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$ -	$14,423
A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 1.50% with minimum interest rate of 6.25% (6.25% as of March 31, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	-	82,558
Total notes payable	-	96,981
Less: Current portion	-	(65,778)
Notes payable, net of current	$ -	$31,203

Total interest expense on the notes payable were $0 and $6,742 for the nine months ended September 30, 2011and 2010, respectively.

Note 9 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles.  As of September 30, 2011 and December 31, 2010, these assets are carried as follows:

	September 30,	December 31,
	2011	2010

Equipment	$ -	$162,889
Transportation vehicles	-	32,800
Less: Accumulated depreciation	-	-190,340
	$ -	$5,349

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The related future minimum lease payments under the capital lease obligations are as follows:

	September 30,	December 31,
	2011	2010

Total minimum lease payments	$ -	$ 34,868
Less: Amount representing interest	-	(4,558)
Present value of net minimum lease payments	-	30,310
Less: Current portion	-	(20,447)
Capital lease obligations, net of current portion	$ -	$ 9,863

Total interest expenses from the capital lease obligations were $0 and $6,103 for the six months ended June 30, 2011 and 2010, respectively.

Note 10 - Commitments and Contingencies

Legal Proceedings

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company.  The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment.  The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522.  On November 9, 2010, judgment was entered against Lexon Technologies for the amount of $206,548.  Lexon has already appealed such decision.  The amount of such loss is reflected in our financials.

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

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 11 – Sales of Paragon Toner, Inc.

On January 1, 2011, all of the assets and all of the liabilities of the Paragon Toner Division of Lexon Technologies Inc. were exchanged for existing Lexon Technologies Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won.

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

Note 13 – Redemption of stock subscription

On October 3, 2011, Lexon Technologies Inc. entered into four subscriptions agreements with new investors, Senderbell Holdings Limited, Treasure Chest Holdings Limited, Blueberry Enterprises Limited, and Hockworth Holdings Limited. The total number of share subscribed is 3,500,000 and the total amount of investment is $300,000.  Investments will be paid in the promissory note for a term of six months. The transactions will be cancelled if the Company does not execute a contract to raise $4,400,000 by October 30, 2011.

Note 14 - Income Taxes

Significant components of deferred tax assets are as follows:

	September 30,	December 31,
	2011	2010

Loss carry forwards	$ 3,000,000	$ 2,179,612
Other	229,720	229,720
Total deferred tax asset	3,229,720	2,409,332

Valuation allowance		2,409,332
Total deferred tax asset, net	$ -	$ -

As of September 30, 2011, the Company had approximately $3,000,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,600,000 expiring in 2013 through 2020.

LEXON TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $820,388 during the nine months ended September 30, 2011.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 15 - Subsequent Events

On October 26, 2011, shareholdersof Lexon Technologies Inc. appointed new directors, Byung Jin Kim, Eu Gene Lee, and KyuSeok Lee. The effective date for appointment to be November 7, 2011. The current directors will also resign on that separate date. An additional 8-K will disclose the completion of the effective date as well as possibly other 8-K disclosure required events. The shareholders of the Company all voted in favor for the changed from Lexon Technologies Inc. to SOCIAL BANK INCORPORATED.

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

Results of Operation for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Revenues.

Revenues decreased by $978,543 to $7,383 for the three months ended September 30, 2011 as compared to $985,926for the three months ended September 30, 2010. This decline was primarily attributed to the restructuring of the Company, whereby only the internet properties remain.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 921,260 to $0 for the three months ended September30, 2011 as compared to $921,260for the three months ended September 30, 2010. This decline was primarily attributed to the restructuring of the Company, whereby only the internet properties remain.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $198,865 to $202,200 for the three months ended September30, 2011 as compared to $401,065 for the three months ended September 30, 2010. This decrease of $306,865 in SG&A was attributed to the restructuring whereby only internet properties remain and overhead has been significantly reduced.

Other Income and Expenses.

Other expenses for the three months ended September 30, 2011 was $229,194 as compared to $14,943 for the three months ended September 30, 2010.Interest expenses for the three months September 30, 2011 was $0 compared to $14,943 in interest expenses for the three months ended September 30, 2010.

Net loss

As a result, we recorded a net loss of $424,011 for the three months ended September 30, 2011 compared with a net loss of $351,342 for the three months ended September 30, 2010.

Results of Operation for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Revenues.

Revenues decreased by $3,167,960 to $32,543 for the nine months ended September 30, 2011 as compared to $3,200,503 for the nine months ended September 30, 2010. This decline was primarily attributed to a sharp decrease in sales because of the restructuring of Lexon as well as a reduced budget for internet marketing.

Cost of Goods Sold.

Cost of Goods Sold decreased by $ 2,896,815to $0 for the nine months ended September 30, 2011 as compared to $2,896,815for the nine months ended September 30, 2010. This decline was primarily attributed to the restructuring of the Company, whereby only the internet properties remain.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $1,040,800 to $371,340 for the nine months ended September 30, 2011 as compared to $1,412,140 for the nine months ended September 30, 2010. This decrease of $1,040,800in SG&A occurred as result of reduced overhead expenses post restructuring.

Other Income and Expenses.

Other expenses for the nine months ended September 30, 2011 was $1,169,927 compared with other income of $229,721 for the nine months ended September 30, 2010. This increase was primarily attributed to the loss on goodwill impairment as result of the restructuring of the Company. Interest expenses for the nine months ended September 30, 2011 was $0 compared to $44,489 in interest expenses for the nine months ended September 30, 2010.

Net loss

As a result, we recorded a net loss of $1,508,724 for the nine months ended September 30, 2011 compared with a net loss of $878,731for the nine months ended September 30, 2010.

Liquidity and Capital Resources.

At September 30, 2011, we had current assets of $0 and current liabilities of $288,251.

Current liabilities at September 30, 2011 was $288,251, consisted of accounts payable of $98,544, accounts payable due to related parties of $91,960, bank overdraft of $20,347 and accrued expenses of $77,400.

For the nine months ended September 30, 2011, net cash provided by operating activities totaled $2,250,763 compared to net cash used in operating activities of $44,698 in the prior year period. Our operating activities since inception have been funded primarily by income organically generated by the company and by the limited sale of our common stock.

Net cash provided by investing activities for the nine months ended September 30, 2011 amounted to $216,310 compared to net provided by in investment activities of $60,000 for the same previous year period.

Net cash used infinancing activities for the nine months ended September 30, 2011 was $2,477,291 compared to net cash used in financing activities of$74,663 for the nine months ended September 30, 2010. This increase was primarily attributed to the cancellation of common stock as result of the restructuring of the Company.

Net cash and cash equivalents at September 30, 2011 was $0.

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

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company.  The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment.  The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522.  On November 9, 2010, judgment was entered against Lexon Technologies for the amount of $206,548.  Lexon has already appealed such decision.  The amount of such loss is reflected in our financials.

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

Exhibit 31.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. *

Exhibit 31.2 - CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13(A)-14 AND 15(D)-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. *

Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. *

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXON TECHNOLOGIES, INC.

Date: November 21, 2011	By:	/s/ James Park
James Park
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.