Form 10-K
period 2011-12-31
LEXON TECHNOLOGIES INC
filed 2012-04-17
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-24721

SOCIAL CUBE INC.

 (Exact name of registrant as specified in its charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 Wilshire Boulevard, Suite 760, Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 933-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCBB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                        ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of April 13, 2012: $19,124,023 based on the average of the bid and asked price of $4.90 per share. The stock is thinly and sporadic traded, therefore, the bid and ask price may not be indicative of any actual value in the stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2012: 9,992,535 shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOCIAL CUBE INC.

10-K

TABLE OF CONTENTS

Part I

		Page
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	[Removed and Reserved]	5

Part II

Part III

Item 10	Directors, Executive Officers and Corporate Governance	29
Item 11	Executive Compensation	32
Item 12	Security Ownership of Certain Beneficial Owners, management and Related Stockholder Matters	34
Item 13	Certain Relationships and Related Transactions and Director Independence	34
Item 14	Principal Accounting Fees and Services	35
Item 15	Exhibits	35
	Signatures	26

2 of 36

PART I

Item 1.  Business.

History and Development of the Company

Lexon Technologies, Inc. ("the Company", "Lexon" or “Social Cube”) was incorporated in April 1989 under the laws of state of Delaware, and owned 90.16% of Lexon Semiconductor Corporation ("Lexon Semi" or formerly known as Techone Co., Ltd ("Techone")) which had developed and manufactured Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries.

Initially registered as California Cola Distributing Company, Inc., the Company changed its name four times; first to Rexford, Inc. in October 1992, second to Lexon Technologies, Inc. in July 1999, third to Social Planet Inc. in January 2012 and to the current name Social Cube Inc. in February 2012.  From July 1999 through October 2009, the Company performed three reverse acquisitions and recapitalizations, which resulted in the change of the control of the Company each time.

On January 1, 2011, all assets and all of the liabilities of the Paragon Toner Division of Lexon were exchanged for existing Lexon shares, specifically 133,300,000 shares held by James Park and 66,700,000 shares held by Young Won.  The Internet properties namely 7inkjet.com, nanoninket.com and Yourcartidges.com remained with Lexon, and became the main operation of the Company.

The Company’s Board of Directors and a majority of shareholders on June 6, 2011 approved a reverse share split of the Company’s common stock at a ratio of 631:1 from 315,289,722 shares to 499,667 issued and outstanding shares.

On October 3, 2011, Lexon entered into four subscription agreements: (1) Senderbell Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (2) Treasure Chest Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (3) Blueberry Enterprises Limited subscribed to 900,000 common unregistered shares for $77,143; and (4) Hockworth Holdings Limited subscribed to 800,000 common unregistered shares for $68,571.

On October 26, 2011, a shareholder resolution was executed to nominate and accept Byung Jin Kim, Eugene Lee and Kyu Seok Lee as Directors (effective as of November 26, 2011) and to change the corporate name from Lexon to Social Planet Inc.

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co., Ltd. at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding common stock.

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

Pursuant to a share subscription agreement dated November 30, 2011, the Company subscribed to 335,574 shares of Asianet Co., Ltd., a company incorporated in the Republic of Korea, for a consideration of $1,500,000.  As a result of this subscription, the Company owns 73% of Asianet Co., Ltd.

On December 30, 2011, a majority of the Company’s directors appointed Byung Jin Kim as Chief Executive Officer and Jonathan Lee as Chief Financial Officer of the Company effective as of January 1, 2012.

On January 31, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation under the laws of the state of Delaware, changing the name of the Company from Lexon to Social Planet Inc.

On February 6, 2012, a majority of the Company’s directors and a majority of the Company’s shareholders approved changing the name of the Company from Social Planet Inc. to Social Cube Inc.

3 of 36

On February 16, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation under the laws of the state of Delaware, changing the name of the Company from Social Planet Inc. to Social Cube Inc.

The Financial Industry Regulatory Authority, Inc. (FINRA) approved the Company’s corporate name change to Social Cube Inc., effective as of March 28, 2012, and its ticker symbol change to “SOCC”, effective as of April 2, 2012.

Business Overview

Previous Business Model

Prior to the acquisition of a controlling interest of 60% of the common shares of Lexon by Liveplex Co., Ltd. on November 23, 2011, the Company was one of the first movers in recycling toner cartridges for laser printers, fax and multifunction copiers.  Lexon specialized in difficult to find toner as well as color and special niche cartridges with the capacity to manufacture 50,000 cartridges per month and recycle 350 different models of toner cartridges.  Lexon’s main clients included multinational companies such as Micro Center, Royal Imaging, Staples, Inc. and Royal Typewriter.  Lexon also operated an online website for the sale of its toner products and is also a supplier numerous independent online websites.

Current Business Model

After Liveplex Co., Ltd. obtained a 60% controlling interest of the Company, Social Cube has refocused itself as a holding company of social gaming and social networking companies.  Social Cube’s strategy is to grow both organically and by acquisition, and to leverage its existing network of social gaming and networking assets together with other social networking companies and their related technologies.

Our majority shareholder is Liveplex Co., Ltd., an on-line game developer and publisher in Korea, which is publicly listed on the Korea Securities Dealers Automated Quotations (KOSDAQ:050120), a trading board of the Korea Exchange (KRX).   Liveplex Co., Ltd. is a leading developer and service provider of massively multiplayer online role-playing games.

We conduct our business through two operating segments as follows:

Asianet Co., Ltd.

We have a 73% ownership interest in Asianet Co., Ltd., a privately held company incorporated in the Republic of Korea, which publishes the following game titles, primarily in the Philippines:  Dragona, Genghis Khan, Weapons of War, Cross Fire, Special Force, Twelve Sky 2 and iDate.

Gameclub.com Inc.

We have a 100% ownership interest in Gameclub.com Inc., a privately held company incorporated in the state of California, which publishes online games in the United States.

Competition

We compete primarily with other online and social networking and MMORPG developers, publishers and operators in Asia and the United States.  These include, but are not limited to, Entertainment Arts Inc., Zynga Inc., Activision Blizzard, Inc., NCSoft Corporation and Perfect World Co., Ltd.  We compete on the basis of the quality or features of our online games, our operational infrastructure and expertise and our ability to enhance our players’ experience through social networking.

Our Employees

As of April 13, 2012, the Company employed two full-time employees.

Item 1a.  Risk Factors.

Not Applicable.

4 of 36

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s headquarters are located in Los Angeles, California.  The Company leases 2,119 square feet of office space at 5670 Wilshire Boulevard, Suite 760, Los Angeles, California 90036. The lease commenced on January 3, 2012 for a period of two years and the monthly rent is $5,297.50.

Item 3. Legal Proceedings.

To the best knowledge of management, there are no pending legal proceedings against us.

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company.  The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment.  The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522. On November 9, 2010, judgment was entered against Lexon Technologies for the amount of $206,547.95.  On approximately November 23, 2011, this case was settled for $205,000.  This settlement effectively concludes this legal proceeding.

Item 4.  [Removed And Reserved.]

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2011, as reported by the Bloomberg Financial Network, are as follows:

2011 FISCAL YEAR	High	Low
First Quarter	$5.99	$2.33
Second Quarter	$7.57	$2.52
Third Quarter	$6.63	$1.96
Fourth Quarter	$5.00	$0.05

2010 FISCAL YEAR *	High	Low
First Quarter	$56.79	$15.78
Second Quarter	$49.22	$9.46
Third Quarter	$28.40	$7.57
Fourth Quarter	$16.91	$1.96

* The bid and ask quotations for fiscal year 2010 reflect a price post the reverse share split of the Company’s common stock at a ratio of 631:1 and do not take into consideration the 9,000,000 shares issued in our private offerings during fiscal year 2011.

Dividend Policy

5 of 36

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of  our  board  of  directors  and  will  depend  upon  our financial condition, operating results,  capital  requirements,  restrictions  contained  in  our agreements  and  other  factors  which  our  Board  of Directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

For the years ended December 31, 2011 and 2010, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On October 3, 2011, Lexon entered into four subscription agreements: (1) Senderbell Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (2) Treasure Chest Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (3) Blueberry Enterprises Limited subscribed to 900,000 common unregistered shares for $77,143; and (4) Hockworth Holdings Limited subscribed to 800,000 common unregistered shares for $68,571.

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co., Ltd. at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding common stock.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section together with our financial statements and related notes thereto included elsewhere in this report.

We intend that our forward-looking statements be subject to the safe harbors created by the Securities and Exchange Act of 1934, as amended. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Social Cube Inc. will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Overview

Lexon Technologies, Inc. ("the Company", "Lexon" or “Social Cube”) was incorporated in April 1989 under the laws of state of Delaware, and owned 90.16% of Lexon Semiconductor Corporation ("Lexon Semi" or formerly known as Techone Co., Ltd ("Techone")) which had developed and manufactured Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries.

Initially registered as California Cola Distributing Company, Inc., the Company changed its name four times; first to Rexford, Inc. in October 1992, second to Lexon Technologies, Inc. in July 1999, third to Social Planet Inc. in January 2012

6 of 36

and to the current name Social Cube Inc. in February 2012.  From July 1999 through October 2009, the Company performed three reverse acquisitions and recapitalizations, which resulted in the change of the control of the Company each time.

On January 1, 2011, all assets and all of the liabilities of the Paragon Toner Division of Lexon were exchanged for existing Lexon shares, specifically 133,300,000 shares held by James Park and 66,700,000 shares held by Young Won.  The Internet properties namely 7inkjet.com, nanoninket.com and Yourcartidges.com remained with Lexon, and became the main operation of the Company.

The Company’s Board of Directors and a majority of shareholders on June 6, 2011 approved a reverse share split of the Company’s common stock at a ratio of 631:1 from 315,289,722 shares to 499,667 issued and outstanding shares.

On October 3, 2011, Lexon entered into four subscription agreements: (1) Senderbell Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (2) Treasure Chest Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (3) Blueberry Enterprises Limited subscribed to 900,000 common unregistered shares for $77,143; and (4) Hockworth Holdings Limited subscribed to 800,000 common unregistered shares for $68,571.

On October 26, 2011, a shareholder resolution was executed to nominate and accept Byung Jin Kim, Eugene Lee and Kyu Seok Lee as Directors (effective as of November 26, 2011) and to change the corporate name from Lexon to Social Planet Inc.

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co., Ltd. at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding common stock.

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

Pursuant to a share subscription agreement dated November 30, 2011, the Company subscribed to 335,574 shares of Asianet Co., Ltd., a company incorporated in the Republic of Korea, for a consideration of $1,500,000.  As a result of this subscription, the Company owns 73% of Asianet Co., Ltd.

On December 30, 2011, a majority of the Company’s directors appointed Byung Jin Kim as Chief Executive Officer and Jonathan Lee as Chief Financial Officer of the Company effective as of January 1, 2012.

On January 31, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation under the laws of the state of Delaware, changing the name of the Company from Lexon to Social Planet Inc.

On February 6, 2012, a majority of the Company’s directors and a majority of the Company’s shareholders approved changing the name of the Company from Social Planet Inc. to Social Cube Inc.

On February 16, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation under the laws of the state of Delaware, changing the name of the Company from Social Planet Inc. to Social Cube Inc.

The Financial Industry Regulatory Authority, Inc. (FINRA) approved the Company’s corporate name change to Social Cube Inc., effective as of March 28, 2012, and its ticker symbol change to “SOCC”, effective as of April 2, 2012.

Business Overview

Previous Business Model

Prior to the acquisition of a controlling interest of 60% of the common shares of Lexon by Liveplex Co., Ltd. on November 23, 2011, the Company was one of the first movers in recycling toner cartridges for laser printers, fax and multifunction copiers.  Lexon specialized in difficult to find toner as well as color and special niche cartridges with the capacity to manufacture 50,000 cartridges per month and recycle 350 different models of toner cartridges.  Lexon’s main clients included multinational companies such as Micro Center, Royal Imaging, Staples, Inc. and Royal Typewriter.  Lexon also operated an online website for the sale of its toner products and is also a supplier numerous independent online websites.

7 of 36

Current Business Model

After Liveplex Co., Ltd. obtained a 60% controlling interest of the Company, Social Cube has refocused itself as a holding company of social gaming and social networking companies.  Social Cube’s strategy is to grow both organically and by acquisition, and to leverage its existing network of social gaming and networking assets together with other social networking companies and their related technologies.

Our majority shareholder is Liveplex Co., Ltd., an on-line game developer and publisher in Korea, which is publicly listed on the Korea Securities Dealers Automated Quotations (KOSDAQ:050120), a trading board of the Korea Exchange (KRX).   Liveplex Co., Ltd. is a leading developer and service provider of massively multiplayer online role-playing games.

We conduct our business through two operating segments as follows:

Asianet Co., Ltd.

We have a 73% ownership interest in Asianet Co., Ltd., a privately held company incorporated in the Republic of Korea, which publishes the following game titles, primarily in the Philippines:  Dragona, Genghis Khan, Weapons of War, Cross Fire, Special Force, Twelve Sky 2 and iDate.

Gameclub.com Inc.

We have a 100% ownership interest in Gameclub.com Inc., a privately held company incorporated in the state of California, which publishes online games in the United States.

Summary of Results

Revenues. Total revenues during the year ended December 31, 2011 were $580,119 compared to $4,182,950 for the year ended December 31, 2010.

Operating Expenses. Total operating expenses during the year ended December 31, 2011 were $448,146 in selling, general and administrative expenses compared to $1,744,893 for the year ended December 31, 2010.

Other Income (Expense). Other expenses for the year ended December 31, 2011 was $969,170 which consisted of interest expense of $1,284, foreign currency translation loss of $8,312, loss on goodwill impairment of $949,738, loss on website impairment of $229,429, gain from the lawsuit settlement of $218,992 and interest income of $602, compared to $190,186 for the year ended in 2010 which consisted of interest expense of $56,329 and other income expense of $28,095.

Liquidity and Capital Resources

At December 31, 2011, we had current assets of $1,454,847 and current liabilities of $910,937, for positive working capital of $543,910. Current assets consisted solely of cash and cash equivalents, accounts receivables, note receivable, prepaid expenses and other current assets. We also had net property and equipment of $1,272,919, intangibles, net of amortization of $767,028 and goodwill of $64,413 for total assets of $3,559,208.

Current liabilities at December 31, 2011, consisted of accounts payable of $723,569, current portion of loan payable of $126,650, current accrued expenses of $20,232, and other payables of $40,485, for total current liabilities of $910,937.

For the year ended December 31, 2011, net cash flows provided by operating activities totaled $2,103,745, compared to net cash flows used in operating activities of $137,255 in the prior year.

For the year ended December 31, 2011, there was $2,119,436 cash provided by investing activities compared to the net cash used in investing activities of $52,000 for the prior year.

Net cash used in financing activities for the year ended December 31, 2011 was $424,364, compared to net cash provided by financing activities of $240,698 for the prior year.

8 of 36

Going forward, we expect to fund our new business in online games with cash generated from our current operations and financing from investment.  To date, we have retained earnings of negative $2,533,848 and a working capital surplus of approximately $543,910 at December 31, 2011.

For the year ended December 31, 2011, revenues from game sales was $547,576 while the cost of goods sold for games was $450,942.  During 2012 we expect higher game revenues from an increase in users as we invest in infrastructure to support our expected growth in the game business.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplemental Data.

SOCIAL CUBE INC.

10-K

TABLE OF CONTENTS

FINANCIAL STATEMENTS

9 of 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Social Cube Inc.

We have audited the accompanying balance sheets of Social Cube Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Social Cube Inc. as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Choi, Kim & Park LLP

Los Angeles, California

Certified Public Accountants

April 16, 2012

10 of 36

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

ASSETS
	December 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$ 418,891	$ 10,218
Accounts receivable, net	417,110	276,764
Note receivable	300,000	-
Inventory	-	573,137
Prepaid expense	160,817	-
Other current assets	158,029	18,000

Total current assets	1,454,847	878,119

Due from related parties	-	138,000

Property and equipment, net	1,272,919	60,310

Other assets:
Intangibles, net of amortization	767,028	375,944
Security deposits	-	20,748
Other assets	-	-
Goodwill	64,413	3,214,289

Total other assets	831,441	3,610,981

Total Assets	$ 3,559,207	$ 4,687,410

11 of 36

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,	December 31,
	2011	2010
Current liabilities:

Accounts payable	$ 723,569	$ 616,637
Due to related parties	-	91,960
Line of credit	-	450,000
Current portion of loan payable	126,650	-
Current portion of notes payable	-	65,778
Current portion of capital lease obligations	-	20,447
Accrued expenses Bank overdraft	20,232 -	317,694 20,454
Other payable	40,485	-

Total current liabilities	910,936	1,582,970

Long-term liabilities:

Loan payable, net of current portion	53,454	-
Notes payable, net of current portion	-	31,203
Capital lease obligations, net of current portion	-	9,863
Deferred rent Settlement payable	- -	42,900 206,548
Pension plan benefit obligation	92,062	-

Total long-term liabilities	145,516	290,514

Total liabilities	1,056,452	1,873,484

Stockholders’ equity:

Common stock - $0.001 par value; 2,000,000,000 shares authorized, 9,992,535and 510,789,721 shares issued and outstanding as of December 31, 2011 and 2010, respectively	9,993	510,790
Additional paid-in capital	4,489,701	3,088,905
Stock subscription receivable	-	(100,000)
Accumulated deficit	(2,533,848)	(685,769)
Noncontrolling interest	536,909	-

Total stockholders’ equity	2,502,755	2,813,926

Total liabilities and stockholders’ equity	$ 3,559,207	$ 4,687,410

The accompanying footnotes are an integral part of these financial statements

12 of 36

SOCIAL CUBE INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2011and 2010

	For the Years Ended
	December 31,
	2011	2010

Net sales
Sales from toner cartridges	$ 32,543	$ 4,182,950
Sales from game	547,576	-

Cost of goods sold
Cost from toner cartridges	-	3,444,522
Cost from game	450,942	-

Gross profits	129,177	738,428

Selling, general and administrative expenses	448,146	1,744,893

Loss from operations	(318,969)	(1,006,465)

Other income (expenses):
Gain on forgiveness of debt from discontinued operations	-	274,610
Gain from settlement	218,992	-
Interest income	602	-
Loss on website impairment	(229,429)	-
Loss on goodwill impairment	(940,733)	-
Interest expense	(1,284)	(56,329)
Foreign currency translation loss, net	(9,005)	-
Other income(expense), net	-	(28,095)
Net other income (expense)	(960,857)	190,186

Loss before income tax provision	(1,279,826)	(816,278)

Provision for income taxes	-	-
Loss before noncontrolling interest in net loss of consolidated subsidiary	(1,279,826)	(816,278)
Less : Noncontrolling interest in net loss of consolidated subsidiary	(13,646)	-

Net loss	$ (1,293,472)	$ (816,278)

The accompanying notes are an integral part of the financial statements.

13 of 36

SOCIAL CUBE INC.

Consolidated Statement of Stockholders' Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional	Retained Earnings (Accumulated	Stock Subscription Receivable	Total Stockholders’
	Shares	Amounts	Paid-in	Deficit)		Equity
			Capital

Balance at January 1, 2010	499,739,721	499,740	2,737,454	130,510	(100,000)	3,267,704
Acquisition of intangibles with common stock	5,000,000	5,000	305,000	-	-	310,000
Issuance of common stock for professional services	4,000,000	4,000	20,000	-	-	24,000
Issuance of common stock for professional services	1,000,000	1,000	5,000	-	-	6,000
Private placement	300,000	300	5,700	-	-	6,000
Private placement	250,000	250	4,750	-	-	5,000
Stock award	500,000	500	11,000	-	-	11,500
Adjustment	-	(17,000)	17,000	-	-	-
Distributions to stockholders	-	-	-	-	-	-
for the year 2010	-	-	-	-	-	-
Net loss for 2010	-	-	-	(816,278)	-	472,090
Balance at December 31, 2010	510,789,721	493,790	3,105,904	(685,768)	(100,000)	2,813,926

Cancellation for Paragon sales	(200,000,000)	(200,000)	(1,700,000)	-	-	(1,900,000)
Acquisition of intangibles with common stock	5,000,000	5,000	18,500	-	-	23,500
Reverse split	(315,297,186)	(315,297)	291,796	-	-	(23,501)
Subscription receivable	-	-	-	-	100,000	100,000
Issuance of common stock for subscription agreements	9,500,000	9,500	2,790,500	-	-	2,800,000
Other comprehensive income	-	-	-	17,935	-	17,935
Noncontrolling interest	-	-	-	(35,635)	-	(35,635)
Net loss for the year 2011	-	-	-	(1,293,472)	-	(1,293,472)
					-
Balance December 31, 2011	9,992,535	(7,007)	4,506,700	(1,996,940)	-	2,502,753

The accompanying footnotes are an integral part of these financial statements

14 of 36

SOCIAL CUBE INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	-1,293,472	-816,278
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:

Non-controlling interest	13,646	-
Bad debt expense	-	59,765
Depreciation and amortization	159,239	262,504
Gain on forgiveness of debt from discontinued operations	-	-274,610
Gain from settlement	-218,667	-
Stock award to Employee	-	5,500
Stock issued for Professional Service	-	36,000
Loss on goodwill impairment	940,733	-
Loss on website impairment	229,194	-

Changes in assets and liabilities:
Accounts receivable	-140,346	132,291
Inventory	573,137	265,083
Goodwill	2,209,143	-
Other current assets	-300,846	-
Other assets	20,748	-
Accounts payable	106,932	64,003
Accrued expenses	-297,462	206,949
Settlement payable	12,119	206,548
Other liabilities	132,547	-
Deferred rent	-42,900	-10,498
Total adjustments	3,400,217	953,533

Net cash provided by operating activities	2,103,745	137,255

Cash flows from investing activities:

Due from related party	138,000	52,000
Due to related party	34,690	-
Issuance of Note receivable	-300,000	-
Sale of property	60,310	-
Acquisition of property	-1,284,513	-
Acquisition of intangible	-767,923	-

Net cash provided by (used in) investing activities	-2,119,436	52,000

Cash flows from financing activities:

Bank overdraft	-20,454	20,454
Net payments on notes payable	-43,527	-252,013
Payments on line of credit	-450,000
Payments on capital lease obligations	-30,311	-20,139
Issuance of common stock	899,999	11,000
Foreign currency translation adjustment	-31,344	-
Stock subscription receivable	100,000	-

Net cash provided by (used in) financing activities	424,364	-240,698

Net increase (decrease) in cash	408,673	-51,443

Cash at beginning of year	10,218	61,661

Cash at end of year	$418,891	$10,218

	For the Years Ended
	December 31,
	2011	2010
Supplemental disclosures:

Cash paid during the year:

Income taxes	$ -	$ -
Interest expense	$ -	$56,329

Noncash investing and financing activities:
Common stock issued for merger activity	$ -	$ -
Common stock issued pursuant to conversion of notes payable	$ -	$ -
Common stock issued pursuant to acquisition of intangible	$ -	$ 310,000
Conversion of line of credit to note payable	$ -	$ -

The accompanying footnotes are an integral part of these financial statements

16 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010

Notes 1- GENERAL

The Company

Lexon Technologies, Inc. ("the Company", "Lexon" or “Social Cube”) was incorporated in April 1989 under the laws of state of Delaware, and owned 90.16% of Lexon Semiconductor Corporation ("Lexon Semi" or formerly known as Techone Co., Ltd ("Techone")) which had developed and manufactured Low Temperature Cofired Ceramic (LTCC) components, including LTCC wafer probe cards, LTCC circuit boards, LTCC Light Emitting Diode (LED) displays and related products for the semiconductor testing and measurement, custom Printed Circuit Board (PCB), and cellular phone industries.

Initially registered as California Cola Distributing Company, Inc., the Company changed its name four times; first to Rexford, Inc. in October 1992, second to Lexon Technologies, Inc. in July 1999, third to Social Planet Inc. in January 2012 and to the current name Social Cube Inc. in February 2012.  From July 1999 through October 2009, the Company performed three reverse acquisitions and recapitalizations, which resulted in the change of the control of the Company each time.

On January 1, 2011, all assets and all of the liabilities of the Paragon Toner Division of Lexon were exchanged for existing Lexon shares, specifically 133,300,000 shares held by James Park and 66,700,000 shares held by Young Won.  The Internet properties namely 7inkjet.com, nanoninket.com and Yourcartidges.com remained with Lexon, and became the main operation of the Company.

The Company’s Board of Directors and a majority of shareholders on June 6, 2011 approved a reverse share split of the Company’s common stock at a ratio of 631:1 from 315,289,722 shares to 499,667 issued and outstanding shares.

On October 3, 2011, Lexon entered into four subscription agreements: (1) Senderbell Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (2) Treasure Chest Holdings Limited subscribed to 900,000 common unregistered shares for $77,143; (3) Blueberry Enterprises Limited subscribed to 900,000 common unregistered shares for $77,143; and (4) Hockworth Holdings Limited subscribed to 800,000 common unregistered shares for $68,571.

On October 26, 2011, a shareholder resolution was executed to nominate and accept Byung Jin Kim, Eugene Lee and Kyu Seok Lee as Directors (effective as of November 26, 2011) and to change the corporate name from Lexon to Social Planet Inc.

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co., Ltd. at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding common stock.

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

Pursuant to a share subscription agreement dated November 30, 2011, the Company subscribed to 335,574 shares of Asianet Co., Ltd., a company incorporated in the Republic of Korea, for a consideration of $1,500,000.  As a result of this subscription, the Company owns 73% of Asianet Co., Ltd.

On December 30, 2011, a majority of the Company’s directors appointed Byung Jin Kim as Chief Executive Officer and Jonathan Lee as Chief Financial Officer of the Company effective as of January 1, 2012.

On January 31, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation under the laws of the state of Delaware, changing the name of the Company from Lexon to Social Planet Inc.

17 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

On February 6, 2012, a majority of the Company’s directors and a majority of the Company’s shareholders approved changing the name of the Company from Social Planet Inc. to Social Cube Inc.

On February 16, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation under the laws of the state of Delaware, changing the name of the Company from Social Planet Inc. to Social Cube Inc.

The Financial Industry Regulatory Authority, Inc. (FINRA) approved the Company’s corporate name change to Social Cube Inc., effective as of March 28, 2012, and its ticker symbol change to “SOCC”, effective as of April 2, 2012.

Business Overview

Previous Business Model

Prior to the acquisition of a controlling interest of 60% of the common shares of Lexon by Liveplex Co., Ltd. on November 23, 2011, the Company was one of the first movers in recycling toner cartridges for laser printers, fax and multifunction copiers.  Lexon specialized in difficult to find toner as well as color and special niche cartridges with the capacity to manufacture 50,000 cartridges per month and recycle 350 different models of toner cartridges.  Lexon’s main clients included multinational companies such as Micro Center, Royal Imaging, Staples, Inc. and Royal Typewriter.  Lexon also operated an online website for the sale of its toner products and is also a supplier numerous independent online websites.

Current Business Model

After Liveplex Co., Ltd. obtained a 60% controlling interest of the Company, Social Cube has refocused itself as a holding company of social gaming and social networking companies.  Social Cube’s strategy is to grow both organically and by acquisition, and to leverage its existing network of social gaming and networking assets together with other social networking companies and their related technologies.

Our majority shareholder is Liveplex Co., Ltd., an on-line game developer and publisher in Korea, which is publicly listed on the Korea Securities Dealers Automated Quotations (KOSDAQ:050120), a trading board of the Korea Exchange (KRX).   Liveplex Co., Ltd. is a leading developer and service provider of massively multiplayer online role-playing games.

We conduct our business through two operating segments as follows:

Asianet Co., Ltd.

We have a 73% ownership interest in Asianet Co., Ltd., a privately held company incorporated in the Republic of Korea, which publishes the following game titles, primarily in the Philippines:  Dragona, Genghis Khan, Weapons of War, Cross Fire, Special Force, Twelve Sky 2 and iDate.

Gameclub.com Inc.

We have a 100% ownership interest in Gameclub.com Inc., a privately held company incorporated in the state of California, which publishes online games in the United States.

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

Use of Estimates

18 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

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

Online game revenue

Online game revenue is deferred until prepaid subscription cards are activated and used by.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be categorized as cash and cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is computed based upon the management’s estimate of uncollectible accounts and historical experience.  The Company performs ongoing credit evaluations of its customers to estimate potential credit losses.  Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result, there was no write-off for the years ended December 31, 2011 and 2010, respectively. The allowance for doubtful accounts is $0 and $145,376 as of December 31, 2011 and 2010, respectively.

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

Property and Equipment

Property and equipment are stated at cost. The straight-line method is used to calculate depreciation over their estimated useful lives ranging as follows:

Automobile	3 to 5 years
Furniture & fixture	4 to 7 years
Leasehold improvement	5 years
Machinery and equipment	4 to 5 years

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

19 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of December 31, 2011 and 2010.

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts. As a result of the impairment testing, the Company determined that existing goodwill was significantly impaired due to sales of Paragon Toner division. In addition, the Company recognized goodwill from acquisition of Gameclub. Goodwill amount was $64,413 and $3,214,289 as of December 31, 2011 and 2010, respectively.

Accrued Expenses

The Company’s accrued expenses consist of amounts payable for professional fee and interest.

Deferred Rent

The Company recognizes rent expense equal to the total of the payments and free rent received due over the lease term, divided by the number of months of the lease term applying the straight-line method. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent.

Shipping and Handling

Certain shipping and handling fees are charged to customers and these are classified as revenue. The costs associated with all shipping to customers are recorded as operating expenses. Shipping expenses for the years ended December 31, 2011 and 2010 amounted to$0 and $148,987, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realization of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. See Note 21 Income Taxes for more information about the Company’s income taxes.

 Fair Value Measurements

20 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

Our financial instruments consist of note receivable and accounts receivable. Note receivable and accounts receivable, net, are stated at their carrying value, which approximates fair value due to the short time to expected receipt of cash.

Recent Accounting Pronouncements

In May 2011, the FASB issued an update to the accounting rules for fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this update on January 1, 2012 will not have a material impact on the consolidated financial statements.

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

Note 3 – Sales of Paragon Toner Division

On January 1, 2011, all of the assets and all of the liabilities of the Paragon Toner Division of Lexon Technologies Inc. were exchanged for existing Lexon Technologies Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won.

Note 4 – Services Contract

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

Note 5 – Reverse Stock Split

On June 6, 2011, the Company effectuated a reverse stock split of issued and outstanding Common Stock by changing and reclassifying each 631 shares of issued and outstanding common stock, par value $0.001 per share into 1 fully paid and non-assessable share of Common Stock.

Note 6 – Issuance of Stock

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co. Ltd. pursuant to Section 4(2) of the Securities Act of 1933 at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding 10,000,000 shares of common stock.

21 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

On November 23, 2011, pursuant to the Subscription Agreements and the closing conditions thereof executed on October 5, 2011 as described in an 8-K Filing (October 5, 2011) and pursuant to Section 4(2) of the Securities Act of 1933, 900,000 shares were issued to Senderbell Holdings Limited at a purchase price of $77,143.00 representing approximately 9% of the total outstanding 10,000,000 shares of common stock. 900,000 shares were issued to Treasure Chest Holdings Limited at a purchase price of $77,143.00 representing approximately 9% of the total outstanding 10,000,000 shares of common stock. 900,000 shares were issued to Blueberry Enterprise Limited at a purchase price of $77,143.00 representing approximately 9% of the total outstanding 10,000,000 shares of common stock. 800,000 shares were issued to Hockwork Holding Limited at a purchase price of $68,571.00 representing approximately 8% of the total outstanding 10,000,000 shares of common stock.

Note 7 – Change of Corporate Name

InOctober2011, the name of Company was changed from Lexon Technologies Inc. to Social Planet Inc.  The name of the Company was later changed from Social Planet Inc. to Social Cube Inc. in February 2012.

Note 8 – Subscription to Asia Net Inc.

On November 30, 2011. The Company has subscribed to 335,574 shares of Asia Net Inc for consideration of $ 1,500,000, a company incorporated in the Republic of Korea for a purchase price. The Company as a result of such subscription owns approximately 73% of the Asia Net Inc.

Note 9 – Accounts Receivable

As of December 31, the Company has accounts receivables as follows:

	2011	2010
Receivable from game sales	$ 414,988	$ 422,140
Other receivable	2,122	-
	417,110	422,140
Less: Allowance for bad debt expense	-	(145,376)
Accounts payable, net	$ 417,110	$ 276,764

Note 10 – Notes Receivable

Pursuant to subscription agreements on October 3, 2011, investments were paid in the promissory note for a term of 6 months.

Note 11 - Inventory

Inventory consists of the following at December 31:

	2011	2010

Finished goods	$ -	$ 335,084
Raw materials	-	273,039
	-	608,123
Less: Inventory reserve	-	(34,986)
Total	$ -	$ 557,137

22 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

There was no reserve for slow moving and obsolete inventory as cost of goods sold in both of 2011 and 2010. Overhead allocated to the inventory amounted to$0 and $73,219 for the years ended December 31, 2011 and 2010, respectively.

Note 12 – Prepaid expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, webpage, and design of Company’s logo.

Note 13- Property and Equipment

Property and equipment consist of the following as of December 31:

	2011	2010

Automobile	$ 145,121	$ 34,092
Furniture and fixture	-	53,388
Leasehold improvement	-	5,060
Machinery and equipment	1,317,559	439,030
	1,317,825	531,570
Less: Accumulated depreciation	(189,762)	(471,260)

Property and equipment, net	$ 1,272,919	$ 60,310

Depreciation expense amounted to $11,595and $52,082 for the years ended December 31, 2011 and 2010, respectively.

Note 14 - Intangibles

Intangibles consist of the following as of December 31:

	2011	2010

Software	$ 54,910	-
License	767,249	-
Flash Game	1,597	-
Website	-	$ 375,944
	823,756	375,944
Less: Accumulated amortization	(56,727)	( )

Intangibles, net	$ 767,028	$ 375,944

The Company amortizes its website over the estimated useful life of three years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that website was significantly impaired due to sales of Paragon Toner division. Website amount was $0 and $375,994 as of December 31, 2011 and 2010, respectively. In addition, software, license, and flash game are amortized over estimated useful life of four years.

Note 15- Transactions with Related Parties

Due from related parties

23 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $0 and $138,000 due from related parties as of December 31, 2011 and 2010, respectively.

Due to related parties

As of December 31, interest bearing notes payable to related parties consisting of the following:

	2011	2010

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	-	$ 5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	-	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	-	56,960

Total notes payable	-	$ 91,960

Note 16-Line of Credit

The Company had a line of credit with a bank with a maximum borrowing limit of $450,000. The outstanding balance was $0 and $450,000 as of December 31, 2011 and 2010, respectively.

The Company incurred interest expenses on this line of credit of $0 and $33,547for the years ended December 31 2011 and 2010, respectively.

Note 17 – Loan Payable

As of December 31, the Company has loan payable as follows:

	2011	2010

A auto loan payable to a bank, due in monthly installments of $1,346, including interest at 4.39% as of December 31, 2011. The final payment for the loan is scheduled on June 27, 2016.	$ 180,104	-

Less: Current portion	(126,650)	-

Loan payable, net of current	$ 53,454	-

Note 18 – Notes Payable

As of December 31, 2010, the Company had long term notes payable as follows:

24 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

	2011	2010

A note payable to a bank, due in monthly installments of $2,931, including interest at the bank’s prime plus 1.25% (4.50% as of December 31, 2010). The note matures in May 2011, and is collateralized by substantially all the assets of the Company. The note is subject to various restrictive covenants, including maintenance of financial ratios at all times.	$ -	$ 14,423

A note payable to a bank, due in monthly installments of $4,587, including interest at the bank’s prime plus 3% (6.25% as of December 31, 2010). The note matures in January 2012, and is collateralized by substantially all the assets of the Company.	-	82,539

Total notes payable	-	96,962

Less: Current portion	-	(65,778)

Notes payable, net of current	$ -	$ 31,203

Total interest expenses from the notes payable were $0 and $8,411 for the years ended December 31, 2011 and 2010, respectively.

Note 19 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles.  As of December 31, these assets are carried as follows:

	2011	2010

Equipment	-	$ 162,889
Transportation vehicles	-	32,800
Less: Accumulated depreciation	-	(190,340)
	-	$ 5,349

The related future minimum lease payments under the capital lease obligations are as follows at December 31:

	2011	2010

Total minimum lease payments	-	$ 34,868
Less: Amount representing interest	-	(4,558)
Present value of net minimum lease payments	-	30,310

Less: Current portion	-	(20,447)

Capital lease obligations, net of current portion	-	$ 9,863

25 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

Total interest expenses from the capital lease obligations were $0 and $7,680for the years ended December 31, 2011 and 2010, respectively.

Note 20 - Commitments and Contingencies

Legal Proceedings

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former and current officers of the Company.  The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment.  The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522.  On November 9, 2010, judgment was entered against Lexon Technologies for the amount of 206,547.95.  On approximately November 23, 2011, this case was settled for $205,000.  This settlement effectively concludes this legal proceeding.

Operating lease

The Company leases its warehouse and office from a non-affiliate.  Future minimum rental payments under these leases as of December 31, 2011 are as follows:

Years ending December 31,	Amount

2012	$ 84,570
2013	65,477
Total	$ 150,047

Rent expenses amounted to $5,231 and $239,612 for the years ended December 31, 2011 and 2010, respectively. The Company allocated $0 and $214,962 of rent expenses to cost of goods sold for the years ended December 31, 2011 and 2010, respectively.

Note 21 - Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2011	2010

Loss carry forwards	$2,281,612	$2,179,612
Other	229,720	229,720
Total deferred tax asset	2,5111,332	2,409,332

Valuation allowance	(2,511,332)	(2,409,332)
Total deferred tax asset, net	$-	$-

 As of December 31, 2011, the Company had approximately $3,100,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,700,000 expiring in 2013 through 2020.

26 of 36

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $102,000 during 2011.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

We do not maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act, of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 for the reasons discussed below.

(b)

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting were not effective as of December 31, 2011 for the following reasons:

1. We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2011. The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

27 of 36

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

(c)

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information.

None.

PART III

Item 10.

    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers as of April 13, 2012. The business address of all of our directors and executive officers is our registered office at 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036.

Name	Age	Position

Byung Jin Kim	35	Chief Executive Officer and Chairman of the Board of Directors
Eugene Lee	35	Director
Jonathan Lee Kyu Seok Lee	39 41	Chief Financial Officer Director

Byung Jin Kim has been a Director and Chairman of the Board of Directors of the Company since November 2011 and the Chief Executive Officer of the Company since January 2012.  Mr. Kim is also serving as the Chairman and Chief Executive Officer of Liveplex Co., Ltd. based in Seoul, Korea.  Mr. Kim received the national award for one of the top venture businesses of Korea in 2011.  He formerly served as the Chief Executive Officer of Livecode Co., Ltd. and MobileOne Communications Co., Ltd., and was also a technical advisor of Human and Technology Co., Ltd. after founding Gamenix Co., Ltd.  Mr. Kim received a B.S. in Business Administration from The Cyber University of Korea.

Eugene Lee has been a Director of the Company since November 2011.  Ms. Lee is also the current Chief Executive Officer of Gameclub.com Inc. and oversees all of its operations. Ms. Lee received a B.A. from Sangmyung University.

Jonathan Lee has been the Chief Financial Officer of the Company since January 2012.  Mr. Lee previously served as the Chief Financial Officer of Gravity Co., Ltd. (NasdaqGM: GRVY), a global developer and publisher of MMORG and casual online games, where he improved the company’s financial performance and corporate governance from 2007 to 2009.   Mr. Lee was a founding member and a Vice President at Littauer Technologies, Inc. from 1999 to 2001, a KOSDAQ listed

28 of 36

holding company with majority-stake investments in over 40 Internet and IT related portfolio companies in Asia.  Mr. Lee was also associated with the M&A and direct investment groups at Dresdner Kleinwort Wasserstein and Meritz Securities Co., Ltd.  Mr. Lee received an M.B.A from the University of Chicago, Booth School of Business, J.D. from the University of Pennsylvania and B.S. from the Massachusetts Institute of Technology.

Kyu Seok Lee has been a Director of the Company since November 2011.  Mr. Lee is the former President of Bichuri Inc. and serves as a Director of Unwave & Co.

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

Director Qualifications

We believe that our Board of Directors should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and represent the long-term interests of our Shareholders. Furthermore, we believe our Board of Directors should be comprised of persons with skills in areas such as: finance, online social gaming and social networking, leadership of business organizations and legal matters.

In addition to the targeted skill areas as noted above, we endeavor to select members of our Board of Directors which have a strong record of achievement in key knowledge areas that are critical for directors to add value to our Board of Directors, including:

•

Strategy — knowledge of our business model, the formulation of corporate strategies, knowledge of key competitors and markets;

•

Relationships — understanding how to interact with investors, accountants, attorneys, management companies, and markets in which we operate; and

•

Functional — understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues and marketing.

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors.

Stockholder Communication with the Board of Directors

29 of 36

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Social Cube Inc., Board of Directors, 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036, Attention: Chief Executive Officer. Communications received will be distributed by our Chief Executive Officer to such member or members of our Board of Directors as deemed appropriate by our Chief Executive Officer, depending on the facts and circumstances outlined in the communication received.

Board Leadership Structure; Independent Lead Director

Byung Jin Kim serves as both our Chairman of the Board of Directors and Chief Executive Officer. Our Board of Directors has determined that the most effective leadership structure for our company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board of Directors. Our Board believes that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our Board of Directors, our Chief Executive Officer is the director best qualified to act as Chairman of the Board of Directors. Our Board of Directors retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all shareholders, as and when appropriate. In addition, although we do not have a lead independent director, our Board of Directors believes that the current structure is appropriate, due to the current size of our operations.

Our Board of Directors also believes, for the reasons set forth below, that its existing corporate governance practices achieve independent oversight and management accountability, which is the goal that many companies seek to achieve by separating the roles of Chairman of the Board of Directors and Chief Executive Officer. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, members of senior management.

Committees of our Board of Directors

We have no standing committees of our Board of Directors at the current time, which is again due to the size of our operations. From time to time, our Board of Directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full Board of Directors meeting. As our company grows, we plan to establish an audit committee, compensation committee and nominating and corporate governance committee.  The functions that these committees will perform are currently being performed by our entire Board.

Director Nomination Procedures and Diversity

As outlined above, in selecting a qualified nominee, our Board of Directors considers such factors as it deems appropriate, which may include: the current composition of our Board of Directors; the range of talents of a nominee that would best complement those already represented on our Board of Directors; the extent to which a nominee would diversify our Board of Directors; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our shareholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities. Applying these criteria, our Board of Directors considers candidates for membership on our Board of Directors suggested by its members, as well as by our Shareholders. Members of our Board of Directors annually review our Board of Directors’ composition by evaluating whether our Board of Directors has the right mix of skills, experience and backgrounds. Our Board of Directors may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

Our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our Board of Directors does not wish to continue in service or if our Board of Directors decides not to nominate a member for re-election, our Board of Directors will review the desired skills and experience of a new nominee in light of the criteria set forth above.

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth

30 of 36

in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Social Cube Inc., Board of Directors, 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036, Attention: Chief Executive Officer.

Our Board of Directors will recommend the slate of directors to be nominated for election at the annual meeting of shareholders. We have not and do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Board of Directors Role in Risk Oversight

Our Board of Directors oversees our shareholders’ interest in the long-term success of our business strategy and our overall financial strength.

Our Board of Directors is actively involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its approval of all acquisitions and business-related investments and all assumptions of debt, as well as its oversight of our executive officers pursuant to annual reviews. Our Board of Directors is also responsible for overseeing risks related to corporate governance and the selection of nominees to our Board of Directors.

In addition, the Board reviews the potential risks related to our financial reporting. The Board meets with our Chief Financial Officer and with representatives of our independent registered public accounting firm on a quarterly basis to discuss and assess the risks related to our internal controls.

Code of Business Conduct and Ethics

We have not adopted a Code of Ethics.

Compensation of Directors

Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.

Item 11.

    Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Park, CEO	2009	$ 98,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 98,000
	2010	$ 106,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 106,000
	2011	$14,000	$ -	$ -	$ -	$ -	$ -	$ -	$14,000

Young Wong, COO	2009	$ 98,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 98,000
	2010	$ 90,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 90,000
	2011	$ 18,000							$ 18,000
Bong S. Park, CFO	2009	$ 98,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 98,000
Chief Executive Officer	2010	$ 82,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 82,000
Bong S. Park	2011	$18,000	$ -	$ -	$ -	$ -	$ -	$ -	$18,000

___________________

(1)

All of the above named executives had resigned from their positions on November 25, 2011. A majority of the Company’s directors appointed Byung Jin Kim as Chief Executive Officer and Jonathan Lee as Chief Financial Officer of the Company effective as of January 1, 2012.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee. The Board was responsible for the functions that would otherwise be handled by the compensation committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

The General Corporation Law of Delaware, Section 102(b)(7) provides that directors, officers, employees or agents of Delaware corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation

Compensation Discussion and Analysis

Due to the resignation of our former executive officers on November 25, 2011 and the appointment of our new executive officers on January 1, 2012 and the new business focus of the Company we have not yet devised a compensation structure for our new executives.

Compensation Pursuant to Plans

None.

Pension Table

Not Applicable.

Other Compensation

None.

32 of 36

Executive Employment Agreements

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 13, 2012 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Liveplex Co., Ltd.	6,000,000	60.0%
Senderbell Holdings Limited	900,000	9.0%
Treasure Chest Holdings Limited	900,000	9.0%
Blueberry Enterprises Limited	900,000	9.0%
Hockworth Holdings Limited	800,000	8.0%

________________

(1)

C/o Social Cube Inc., 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036

Securities Ownership of Officers and Directors

The following table sets forth certain information relating to the shareholdings of our former and existing Executives and Directors as of April 13, 2012.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Management and Directors
Young Won (former COO and former Director)	51,237	0.51%
Hyung Soon Lee (former Director)	45,688	0.46%
Total of Management and Directors	96,925	0.97%

___________________

(1)

C/o Social Cube Inc., 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have a three-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, none of our directors can be deemed an “independent director.”

While our stock is not listed on the New York Stock Exchange, none of our independent directors would qualify as independent under the rules of the New York Stock Exchange.

33 of 36

Transactions with Related Persons

For the years ended December 31, 2010 and 2011, the company had the transactions which involved related persons:

•

Advances to family members of the stockholder are unsecured, non-interest bearing and due on demand. The Company has $0 and $138,000 due from related parties as of December 31, 2011 and 2010, respectively.

As of December 31, interest bearing notes payable to related parties consisting of the following:

	2011	2010

Unsecured note payable to a shareholder, with interest at 7.5% per annum. Note is in default and is payable on demand.	-	$ 5,000

Expired convertible debt issued to a former employee, with interest at 7.5% per annum. The conversion maturity date was in October 2004. The note is payable on demand.	-	30,000

Expired convertible debt issued to a Director, with interest at 7.5% per annum. The conversion maturity date was in October 2005. The note is payable on demand.	-	56,960

Total notes payable	-	$ 91,960

Item 14.    Principal Accounting Fees and Services.

Choi, Kim & Park LLP (“CKP”) was our independent auditor and examined our financial statements for the years ended December 31, 2010 and December 31, 2011.

Audit Fees

CKP was paid aggregate fees of $74,000 for the year ended December 31, 2011 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-QSB during this period.

CKP was paid aggregate fees of $51,000 for the year ended December 31, 2010 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-QSB during this period.

Audit-Related Fees

CKP was not paid additional fees for either the year ended December 31, 2010, or the fiscal year ended December 31, 2011 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

All Other Fees

CKP was not paid any other fees for professional services during the year ended December 31, 2010 or the fiscal year ended December 31, 2011.

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The consolidated financial statements and the related notes are included in Item 8 herein.

(a)(2) Financial Statement Schedule:

34 of 36

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 16th day of April, 2012.

 SOCIAL CUBE INC.

 ______________________________

 REGISTRANT

/s/ Byung Jin Kim

___________________

By: Byung Jin Kim

Chief Executive Officer

Date: April 16, 2012

/s/ Jonathan Lee

___________________

By: Jonathan Lee

Chief Financial Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

/s/ Byung Jin Kim

Chief Executive Officer and Chairman

_______________________

(principal executive officer)

By: Byung Jin Kim

Date: April 16, 2012

35 of 36

/s/ Jonathan Lee

Chief Financial Officer

_______________________

(principal financial officer)

By: Jonathan Lee

Date: April 16, 2012

/s/ Eugene Lee

Director

_______________________

By: Eugene Lee

Date: April 16, 2012

/s/ Kyu Seok Lee

Director

_______________________

By: Kyu Seok Lee

Date: April 16, 2012

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBER                                         DESCRIPTION

21.1* List of Subsidiaries

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1** Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.1** Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

_________________

* Filed herewith

** Furnished herewith

36 of 36