Form 10-K/A
period 2011-12-31
LEXON TECHNOLOGIES INC
filed 2012-05-10
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-24721

SOCIAL CUBE INC.

(Formerly Lexon Technologies, Inc.)

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

☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes ☑No

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

☐Yes  ☑No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On April 16, 2012 and May 1, 2012, we filed our Annual Report on Form 10-K (the “10-K”) and an Amended Annual Report on Form 10-K/A (the “Amendment No 1.”), respectively, with the Commission for year ended December 31, 2012.  We are filing this Form 10-K/A, Amendment No.2, to  numerous spelling and formatting errors due to a corrupt Microsoft word document that we discovered after filing the Amendment No.1 to our 10-K filing.  Other than such corrections, there are no other changes made to the 10-K and the Amendment No.1, however, we are filing this amended 10-K in its entirety.

SOCIAL CUBE INC.

10-K/A

(Amendment No. 2)

TABLE OF CONTENTS

Part I

		Page
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	[Removed and Reserved]	5

Part II

Part III

PART I

Item 1.Business.

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

The Company’s Board of Directors and a majority of shareholders on June 6, 2011 approved a reverse share split of the Company’s common stock at a ratio of 641:1 from 315,789,721 shares to 492,535issued and outstanding shares.

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

On October 26, 2011, a shareholder resolution was executed to nominate and accept Byung Jin Kim, Eugene Lee and KyuSeok Lee as Directors (effective as of November 26, 2011) and to change the corporate name from Lexon to Social Planet Inc.

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co., Ltd. at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding common stock.

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

In November 30, 2011, the Company acquired 335,574 shares of Asianet Co., Ltd. From Liveplex Co., Ltd., a parent company, for a consideration of $1,500,000.  As a result of this subscription, the Company owns 73% of Asianet Co., Ltd.

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

We conduct our business through two business segments as follows:

Asianet Co., Ltd.

We have a 73% ownership interest in Asianet Co., Ltd., which publishes the following game titles, primarily in the Philippines:  Dragona, Genghis Khan, Weapons of War, Cross Fire, Special Force, Twelve Sky 2 and iDate.

Gameclub.com Inc.

We have a 100% ownership interest in Gameclub.com Inc., a privately held company incorporated in the state of California, which publishes online games in the United States.

While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider our operations to be aggregated in one reportable operating segment.

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

2011 FISCAL YEAR	High	Low
First Quarter	$5.99	$2.33
Second Quarter	$7.57	$2.52
Third Quarter	$6.63	$1.96
Fourth Quarter	$5.00	$0.05

2010 FISCAL YEAR	High	Low
First Quarter	$56.79	$15.78
Second Quarter	$49.22	$9.46
Third Quarter	$28.40	$7.57
Fourth Quarter	$16.91	$1.96

* The bid and ask quotations for fiscal year 2010 reflect a price post the reverse share split of the Company’s common stock at a ratio of 631:1 and do not take into consideration the 9,500,000 shares issued in our private offerings during fiscal year 2011.

Dividend Policy

We have never declared a cash dividend on our common stock and our Board ofDirectors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretionof  our  board  of  directors  and  will  depend  upon  our financial condition,operating results,  capital  requirements,  restrictions  contained  in  ouragreements  and  other  factors  which  our  Board  of Directors deems relevant.

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

Item 6.Selected Financial Data.

Not Applicable.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section together with our financial statementsand related notes thereto included elsewhere in this report.

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

On October 26, 2011, a shareholder resolution was executed to nominate and accept Byung Jin Kim, Eugene Lee and KyuSeok Lee as Directors (effective as of November 26, 2011) and to change the corporate name from Lexon to Social Planet Inc.

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co., Ltd. at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding common stock.

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

In November 30, 2011, the Company acquired 335,574 shares of Asianet Co., Ltd. From Liveplex Co., Ltd., a parent company, for a consideration of $1,500,000.

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

We conduct our business through two business segments as follows:

Asianet Co., Ltd.

We have a 73% ownership interest in Asianet Co., Ltd., which publishes the following game titles, primarily in the Philippines:  Dragona, Genghis Khan, Weapons of War, Cross Fire, Special Force, Twelve Sky 2 and iDate.

Gameclub.com Inc.

We have a 100% ownership interest in Gameclub.com Inc., a privately held company incorporated in the state of California, which publishes online games in the United States.

While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider our operations to be aggregated in one reportable operating segment.

Summary of Results

Revenues. Total revenues during the year ended December 31, 2011 were $580,119 compared to $4,182,950 for the year ended December 31, 2010.

Operating Expenses. Total operating expenses during the year ended December 31, 2011 were $448,146 in selling, general and administrative expenses compared to $1,744,893 for the year ended December 31, 2010.

Other Income (Expense). Other expenses for the year ended December 31, 2011 was $960,857which consisted of interest expense of $1,284, foreign currency translation loss of $9,005, loss on goodwill impairment of $940,733, loss on website impairment of $229,429, gain from the lawsuit settlement of $218,992 and interest income of $602, compared to $190,186 for the year ended in 2010 which consisted of interest expense of $56,329 and other income expense of $28,095.

Liquidity and Capital Resources

At December 31, 2011, we had current assets of $1,454,847 and current liabilities of $910,937, for positive working capital of $543,910. Current assets consisted solely of cash and cash equivalents, accounts receivables, note receivable, prepaid expenses and other current assets. We also had net property and equipment of $1,272,919, intangibles, net of amortization of $767,028.

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

Going forward, we expect to fund our business with our current business, financing from investment and borrowings.  To date, we have retained earnings of negative $2,533,848 and a working capital deficit of approximately $540,000 at December 31, 2011.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 7a.Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.Financial Statements and Supplemental Data.

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

/s/ Choi, Kim & Park LLP

Los Angeles, California

Certified Public Accountants

April 16, 2012

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

ASSETS
	December 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$ 418,891	$ 10,218
Accounts receivable, net	417,110	276,764
Inventory	-	573,137
Prepaid expense	160,817	-
Other current assets	158,029	18,000

Total current assets	1,154,847	878,119

Due from related parties	-	138,000

Property and equipment, net	1,272,919	60,310

Other assets:
Intangibles, net of amortization	831,441	375,944
Security deposits	-	20,748
Other assets	-	-
Goodwill	-	3,214,289

Total other assets	767,028	3,610,981

Total Assets	$ 3,259,208	$ 4,687,410

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,	December 31,
	2011	2010
Current liabilities:

Accounts payable	$ 723,569	$ 616,637
Due to related parties	-	91,960
Line of credit	-	450,000
Current portion of loan payable	126,650	-
Current portion of notes payable	-	65,778
Current portion of capital lease obligations	-	20,447
Accrued expenses Bank overdraft	20,232 -	317,694 20,454
Other payable	40,485	-

Total current liabilities	910,936	1,582,970

Long-term liabilities:

Loan payable, net of current portion	53,454	-
Notes payable, net of current portion	-	31,203
Capital lease obligations, net of current portion	-	9,863
Deferred rent Settlement payable	- -	42,900 206,548
Pension plan benefit obligation	92,062	-

Total long-term liabilities	145,516	290,514

Total liabilities	1,056,452	1,873,484

Stockholders’ equity:

Common stock - $0.001 par value; 2,000,000,000 shares authorized, 9,992,535and 510,789,721 shares issued and outstanding as of December 31, 2011 and 2010, respectively	9,993	510,790
Additional paid-in capital	4,489,701	3,088,905
Stock subscription receivable	(300,000)	(100,000)
Accumulated deficit	(1,979,240)	(685,769)
Other comprehensive income	17,935	-
Noncontrolling interest	35,633
Total stockholders’ equity	2,202,756	2,813,926

Total liabilities and stockholders’ equity	$ 3,259,208	$ 4,687,410

The accompanying footnotes are an integral part of these financial statements

SOCIAL CUBE INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2011and 2010

	For the Years Ended
	December 31,
	2011	2010

Net sales
Sales from toner cartridges	$ 32,543	$ 4,182,950
Sales from game	547,576	-

Cost of goods sold
Cost from toner cartridges	-	3,444,522
Cost from game	450,942	-

Gross profits	129,177	738,428

Selling, general and administrative expenses	448,146	1,744,893

Loss from operations	(318,969)	(1,006,465)

Other income (expenses):
Gain on forgiveness of debt from discontinued operations	-	274,610
Gain from settlement	218,992	-
Interest income	602	-
Loss on website impairment	(229,429)	-
Loss on goodwill impairment	(940,733)	-
Interest expense	(1,284)	(56,329)
Foreign currency translation loss, net	(9,005)	-
Other income(expense), net	-	(28,095)
Net other income (expense)	(960,857)	190,186

Loss before income tax provision	(1,279,826)	(816,278)

Provision for income taxes	-	-
Loss before noncontrolling interest in net loss of consolidated subsidiary	(1,279,826)	(816,278)
Less : Noncontrolling interest in net loss of consolidated subsidiary	(13,646)	-

Net loss	$ (1,293,472)	$ (816,278)

Loss per share
Basic	$ (0.01)	$ (0.00)
Diluted	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Consolidated Statement of Stockholders' Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional	Retained Earnings (Accumulated	Stock Subscription Receivable	Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amounts	Paid-in	Deficit)		Income	Interest	Equity
			Capital

Balance at January 1, 2010	499,739,721	$ 499,740	$ 2,737,454	$ 130,510	$ (100,000)	-	-	$ 3,267,704
Acquisition of intangibles with common stock	5,000,000	5,000	305,000	-	-	-	-	310,000
Issuance of common stock for professional services	4,000,000	4,000	20,000	-	-	-	-	24,000
Issuance of common stock for professional services	1,000,000	1,000	5,000	-	-	-	-	6,000
Private placement	300,000	300	5,700	-	-	-	-	6,000
Private placement	250,000	250	4,750	-	-		-	5,000
Stock award	500,000	500	11,000	-	-	-		11,500
Distributions to stockholders	-	-	-	-	-	-	-	-
for the year 2010	-	-	-	-	-	-	-	-
Net loss for 2010	-	-	-	(816,278)	-	-	-	(816,278)
Balance at December 31, 2010	510,789,721	510,790	3,088,905	(685,768)	(100,000)	-	-	2,813,926

Cancellation for Paragon sales	(200,000,000)	(200,000)	(1,700,000)	-	-	-	-	(1,900,000)
Acquisition of intangibles with common stock	5,000,000	5,000	18,500	-	-	-	-	23,500
Reverse split	(315,297,186)	(315,297)	291,796	-	-	-		(23,501)
Subscription receivable	-	-	-	-	100,000	-	-	100,000
Subscription receivable	-	-	-	-	(300,000)	-	-	(300,000)
Issuance of common stock for subscription agreements	9,500,000	9,500	2,790,500	-	-	-	-	2,800,000
Distributions to stockholders for the year 2011	-	-	-	-	-	-	-	-
Foreign Currency Translation	-	-	-	-	-	17,935	(49,279)	(31,344)

Net loss for the year 2011	-	-	-	(1,293,472)	-	-	13,646	(1,279,826)
Balance December 31, 2011	9,992,535	$ 9,993	$ 4,489,701	$ (1,979,240)	$ (300,000)	$ 17,935	$ (35,633)	$ 2,202,756

The accompanying footnotes are an integral part of these financial statements

SOCIAL CUBE INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$ (1,293,472)	$ (816,278)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:

Non-controlling interest	13,646	-
Bad debt expense	-	59,765
Depreciation and amortization	159,239	262,504
Gain on forgiveness of debt from discontinued operations	-	(274,610)
Gain from settlement	(218,667)	-
Stock award to Employee	-	5,500
Stock issued for Professional Service	-	36,000
Loss on goodwill impairment	940,733	-
Loss on website impairment	229,194	-
Changes in assets and liabilities:
Accounts receivable	(140,346)	132,291
Inventory	573,137	265,083
Goodwill	2,273,556	-
Other current assets	(300,846)	-
Other assets	20,748	-
Accounts payable	106,932	64,003
Accrued expenses	(297,462)	206,949
Settlement payable	12,119	206,548
Other liabilities	132,547	-
Deferred rent	(42,900)	(10,498)
Total adjustments	3,461,630	953,533
Net cash provided by operating activities	2,168,158	137,255

Cash flows from investing activities:
Due from related party	138,000	52,000
Due to related party	34,690	-
Sale of property	60,310	-
Acquisition of property	(1,284,513)	-
Acquisition of intangible	(832,336)	-
Net cash provided by (used in) investing activities	(1,883,849)	52,000

Cash flows from financing activities:
Bank overdraft	(20,454)	20,454
Net payments on notes payable	(43,527)	(252,013)
Payments on line of credit	(450,000)
Payments on capital lease obligations	(30,311)	(20,139)
Issuance of common stock	899,999	11,000
Foreign currency translation adjustment	(31,344)	-
Stock subscription receivable	(200,000)	-
Net cash provided by (used in) financing activities	124,364	(240,698)
Net increase (decrease) in cash	408,673	(51,443)
Cash at beginning of year	10,218	61,661
Cash at end of year	$ 418,891	$ 10,218

Supplemental disclosures:
Cash paid during the year:
Interest expense	$1,284	$56,329

Noncash investing and financing activities:
Conversion of line of credit to note payable	$ -	$310,000

The accompanying footnotes are an integral part of these financial statements

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

On October 26, 2011, a shareholder resolution was executed to nominate and accept Byung Jin Kim, Eugene Lee and KyuSeok Lee as Directors (effective as of November 26, 2011) and to change the corporate name from Lexon to Social Planet Inc.

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

We conduct our business through two business segments as follows:

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

Online game revenue

We derive, and expect to continue to generate, most of our revenues from online game subscription revenue generated in the countries where our games are offered by us.We recognize revenue in accordance with Accounting Standard Codification (ASC) 605, Revenue Recognition and other related pronouncements. Online game revenue is deferred until prepaid subscription cards are consumed by users.

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

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts. As a result of the impairment testing, the Company determined that existing goodwill was significantly impaired due to sales of Paragon Toner division. In addition, the Company recognized goodwill from acquisition of Gameclub. Goodwill amount was $0 and $3,214,289 as of December 31, 2011 and 2010, respectively.

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

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

Note 3 – Sales of Paragon Toner Division

On January 1, 2011, all of the assets and all of the liabilities of the Paragon Toner Division of Lexon Technologies Inc. were exchanged for existing Lexon Technologies Inc. shares specifically 166,300,000 shares held by James Park and 66,700,000 shares held by Young Won. There is no gain or loss recognized as a result of this transaction.

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

Note 6 – Issuance of Stock

On November 23, 2011, the Company issued 6,000,000 shares of its common stock to Liveplex Co. Ltd. pursuant to Section 4(2) of the Securities Act of 1933 at a purchase price of approximately $0.417 per share for an aggregate of $2,500,000 representing approximately 60% of the total outstanding 9,992,535 shares of common stock.

On November 23, 2011, pursuant to the Subscription Agreements and the closing conditions thereof executed on October 5, 2011 as described in an 8-K Filing (October 5, 2011) and pursuant to Section 4(2) of the Securities Act of 1933, 900,000 shares were issued to Senderbell Holdings Limited at a purchase price of $77,143.00 representing approximately 9% of the total outstanding 9,992,535shares of common stock. 900,000 shares were issued to Treasure Chest Holdings Limited at a purchase price of $77,143.00 representing approximately 9% of the total outstanding 9,992,535shares of common stock. 900,000 shares were issued to Blueberry Enterprise Limited at a purchase price of $77,143.00 representing approximately 9% of the total outstanding 9,992,535shares of common stock. 800,000 shares were issued to Hockwork Holding Limited at a purchase price of $68,571.00 representing approximately 8% of the total outstanding 9,992,535 shares of common stock.

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

Note 15- Transactions with Related Parties

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

The Company incurred interest expenses on this line of credit of $0and $33,547for the years ended December 31 2011 and 2010, respectively.

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

Total interest expenses from the notes payable were $0and $8,411 for the years ended December 31, 2011 and 2010, respectively.

Note 19 - Capital Lease Obligations

The Company entered into numerous capital lease agreements with leasing companies to purchase certain equipment and transportation vehicles.  As of December 31, these assets are carried as follows:

	2011	2010

Equipment	-	$ 162,889
Transportation vehicles	-	32,800
Less: Accumulated depreciation	-	(190,340)
	-	$ 5,349

Social Cube Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010 – (Cont’d)

The related future minimum lease payments under the capital lease obligations are as follows at December 31:

	2011	2010

Total minimum lease payments		$ 34,868
Less: Amount representing interest	-	(4,558)
Present value of net minimum lease payments	-	30,310

Less: Current portion	-	(20,447)

Capital lease obligations, net of current portion	-	$ 9,863

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

Note 22 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2011.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.Controls and Procedures.

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

Item 9b.Other Information.

None.

PART III

Item 10.

    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers as of April 13, 2012. The business address of all of our directors and executive officers is our registered office at 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036.

Name	Age	Position

Byung Jin Kim	35	Chief Executive Officer and Chairman of the Board of Directors
Eugene Lee	35	Director
Jonathan Lee KyuSeok Lee	39 41	Chief Financial Officer Director

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

Jonathan Lee has been the Chief Financial Officer of the Company since January 2012.  Mr. Lee previously served as the Chief Financial Officer of Gravity Co., Ltd. (NasdaqGM: GRVY), a global developer and publisher of MMORG and casual online games, where he improved the company’s financial performance and corporate governance from 2007 to 2009.   Mr. Lee was a founding member and a Vice President at Littauer Technologies, Inc. from 1999 to 2001, a KOSDAQ listed holding company with majority-stake investments in over 40 Internet and IT related portfolio companies in Asia.  Mr. Lee was also associated with the M&A and direct investment groups at Dresdner Kleinwort Wasserstein and Meritz Securities Co., Ltd.  Mr. Lee received an M.B.A from the University of Chicago, Booth School of Business, J.D. from the University of Pennsylvania and B.S. from the Massachusetts Institute of Technology.

KyuSeok Lee has been a Director of the Company since November 2011.  Mr. Lee is the former President of Bichuri Inc. and serves as a Director of Unwave& Co.

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

Board Leadership Structure; Independent Lead Director

Byung Jin Kimserves as both our Chairman of the Board of Directors and Chief Executive Officer. Our Board of Directors has determined that the most effective leadership structure for our company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board of Directors. Our Board believes that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our Board of Directors, our Chief Executive Officer is the director best qualified to act as Chairman of the Board of Directors. Our Board of Directors retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all shareholders, as and when appropriate. In addition, although we do not have a lead independent director, our Board of Directors believes that the current structure is appropriate, due to the current size of our operations.

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

Director Nomination Procedures and Diversity

As outlined above, in selecting a qualified nominee, our Board of Directors considers such factors as it deems appropriate, which may include: the current composition of our Board of Directors; the range of talents of a nominee that would best complement those already represented on our Board of Directors; the extent to which a nominee would diversify our Board of Directors; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our shareholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities. Applying these criteria, our Board of Directors considers candidates for membership on our Board of Directors suggested by its members, as well as by our Shareholders. Members of ourBoard of Directors annually reviewour Board of Directors’ composition by evaluating whether our Board of Directors has the right mix ofskills, experience and backgrounds.Our Board of Directors may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

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

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Social Cube Inc., Board of Directors, 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036, Attention: Chief Executive Officer.

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

The following table sets forth as of April 13, 2012 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding.Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

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

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

Transactions with Related Persons

For the years ended December 31, 2010 and 2011, the Company had the transactions which involved related persons. Please refer to Note 1.

Item 14.Principal Accounting Fees and Services.

Choi, Kim & Park LLP (“CKP”)was our independent auditor and examined our financial statements for the years ended December 31, 2010 and December 31, 2011.

Audit Fees

CKP was paid aggregate fees of $51,000 for the year ended December 31, 2011 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-QSB during this period.

CKP was paid aggregate fees of $74,000 for the year ended December 31, 2010 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-QSB during this period.

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

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 15.Exhibits, Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 4thday of May, 2012.

SOCIAL CUBE INC.

 ______________________________

 REGISTRANT

/s/ Byung Jin Kim

___________________

By: Byung Jin Kim

Chief Executive Officer

Date: May 10, 2012

/s/ Jonathan Lee

___________________

By: Jonathan Lee

Chief Financial Officer

Date: May 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

/s/ Byung Jin Kim

Chief Executive Officer and Chairman

_______________________

(principal executive officer)

By: Byung Jin Kim

Date: May 10, 2012

/s/ Jonathan Lee

Chief Financial Officer

_______________________

(principal financial officer)

By: Jonathan Lee

Date: May 10, 2012

/s/ Eugene Lee

Director

_______________________

By: Eugene Lee

Date: May 10, 2012

/s/ KyuSeok Lee

Director

_______________________

By: KyuSeok Lee

Date:May 10, 2012

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBERDESCRIPTION

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

32.1**Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

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