Form 10-Q
period 2012-03-31
LEXON TECHNOLOGIES INC
filed 2012-05-21
CIK 1065189

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2012

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

As of May 11, 2012, Lexon had 9,992,535 shares of common stock, par value $0.001 outstanding.

SOCIAL CUBE INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

		Page
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets (unaudited)	4
	Consolidated Statements of Operations (unaudited)	6
	Consolidated Statements of Cash Flows (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

Part II – OTHER INFORMATION

Part I – FINANCIAL INFORMATION

SOCIAL CUBE INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$ 642,171	$ 418,891
Accounts receivable, net	598,961	417,110
Prepaid expenses	171,153	160,817
Other current assets	79,546	158,029

Total current assets	1,491,831	1,154,847

Property and equipment, net	1,133,244	1,272,919

Other assets:
Intangibles, net of amortization	819,285	831,442
Security deposits	20,934	-

Total other assets	840,219	831,442

Total assets	$ 3,465,294	$ 3,259,208

SOCIAL CUBE INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
	(Unaudited)
	March 31,	December 31,
	2012	2011
Current liabilities:

Accounts payable	$ 661,983	$ 723,569
Current portion of loan payable	131,475	126,650
Accrued expenses	67,232	20,232
Other payable	5,895	40,485

Total current liabilities	866,585	910,936

Long-term liabilities:

Loan payable, net of current portion	49,991	53,454
Pension plan benefit obligation	93,748	92,062

Total long-term liabilities	143,739	145,516

Total liabilities	1,010,324	1,056,452

Stockholders’ deficiency:

Common stock - $0.001 par value; 30,000,000 and 2,000,000,000 shares authorized, 9,992,535 and 9,992,535 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	9,993	9,993
Additional paid-in capital	4,489,701	4,489,701
Stock subscription receivable	-	(300,000)
Accumulated other comprehensive income	4,252	17,935
Accumulated deficit	(1,987,218)	(1,979,240)
Noncontrolling interest	(61,758	(35,633)

Total stockholders’ deficiency	2,454,970	2,202,756

Total liabilities and stockholders’ deficiency	$ 3,465,294	$ 3,259,208

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$ 1,310,246	$ 14,842

Cost of goods sold	1,064,458	-

Gross profits	245,788	14,842

Selling, general and administrative expenses	329,356	64,417

Loss from operations	(83,568)	(49,575)

Other income (expenses):
Loss from settlement	(20,000)	-
Interest expense	(2,661)	-
Foreign currency transaction loss	(2,927)	-
Net other income (expense)	(25,588)	-

Loss before income tax provision	(109,156)	(49,575)

Provision for income taxes	19,600	-
Loss before noncontrolling interest	(128,756)	(49,575)
Less : Noncontrolling interest	(26,125)	-

Net loss	$ (154,881)	$ (49,575)

Earnings per share of common stock - Basic	(0.01)	(0.00)

Earnings per share of common stock - Diluted	(0.01)	(0.00)

Weighted average shares of common stock outstanding	9,992,535	421,038,028

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (154,881)	$ (49,575)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncontrolling interest	26,125	-
Depreciation and amortization	250,868	48,916
Changes in assets and liabilities:
Accounts receivable	(181,851)	276,764
Inventories	-	573,137
Security deposit	(20,934)	20,748
Goodwill	-	2,273,556
Other current assets	68,147	-
Bank overdraft	-	(19,796)
Accounts payable	(61,586)	(589,793)
Accrued expenses	47,000	(240,294)
Deferred rent	-	(42,900)
Other current liabilities	(32,904)	-
Total adjustments	94,864	2,300,338
Net cash provided by (used in) operating activities	(60,016)	2,250,763

Cash flows from investing activities:
Property and equipment	(19,744)	60,310
Note receivable	-	18,000
Due from related parties	-	138,000
Net cash provided by (used in) investing activities	(19,744)	216,310

Cash flows from financing activities:
Proceeds from (payments on) notes payable	1,361	(546,981)
Payments on capital lease obligations	-	(30,310)
Cancellation of common stock	-	(1,900,000)
Foreign currency translation adjustment	1,679	-
Stock subscription receivable	300,000	-
Net cash provided by (used in) financing activities	303,040	(2,477,291)

Net increase (decrease) in cash	223,280	(10,218)

Cash and cash equivalents, at the beginning of period	418,891	10,218

Cash and cash equivalents, at the end of period	$ 642,171	$ -

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Supplemental disclosures:

Cash paid during the period:
Income Taxes	$ 1,600	$ 0

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Note 1 - Nature of Business

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

The Company’s Board of Directors and a majority of shareholders on June 6, 2011 approved a reverse share split of the Company’s common stock at a ratio of 641:1 from 315,789,721 shares to 492,535 issued and outstanding shares.

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

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

Online game revenue

We derive, and expect to continue to generate, most of our revenues from online game subscription revenue generated in the countries where our games are offered by us. We recognize revenue in accordance with Accounting Standard Codification (ASC) 605, Revenue Recognition and other related pronouncements. Online game revenue is deferred until prepaid subscription cards are consumed by users.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of March 31, 2012 and December 31, 2011

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment.  Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.  ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts.  As a result of the impairment testing, the Company determined that goodwill was significantly impaired due to sales of Paragon Toner division. In management’s opinion, no goodwill existed as of March 31, 2012 and December 31, 2011

Accrued Expenses

The Company’s accrued expenses consist of amounts payable for professional fee, corporate income tax and interest.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. See Note 8 Income Taxes for more information about the Company’s income taxes.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity and requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for fiscal years, and interim periods within those fiscal year, beginning after December 15, 2011.

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

Note 3 – Accounts receivable

The following table provides the components of accounts receivable as of  March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Receivable from game sales	$ 596,868	$ 414,988
Other receivable	2,093	2,122
	598,961	417,110
Less: Allowance for bad debt expense	-	-
Accounts receivable, net	$ 598,961	$ 417,110

Note 4 – Prepaid expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, server & webpage.

Note 5 - Property and Equipment

Property and equipment consist of the following as of  March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Automobile	$ 145,121	$ 145,121
Furniture and fixture	14,270	-
Leasehold improvement	-	-
Machinery and equipment	1,323,033	1,317,559
	1,482,424	1,317,825
Less: Accumulated depreciation	(349,180)	(189,762)
Net property and equipment	$ 1,133,244	$ 1,272,919

Depreciation expense amounted to $159,418 and $11,595 for the three months ended March 31, 2012 and 2011, respectively.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

Note 6 - Intangibles

Intangibles consist of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Software	$ 43,408	$ 54,910
License	911,958	831,662
Flash Game	1,597	1,597
	956,963	888,169
Less: Accumulated amortization	(137,678)	(56,527)
Net intangibles	$ 819,285	$ 831,442

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that intangibles were not impaired as of March 31, 2012 and December 31, 2011.

Note 7 – Loan Payable

As of March 31, 2012 and December 31, 2011 , the Company has loan payable as follows:

	March 31,	December 31,
	2012	2011

Auto loan payable to a bank, due in monthly installments of $1,346 including interest at 4.39% as of March 31, 2012 and December 31, 2011. The final payment for the loan is scheduled on June 27, 2016.	$ 65,832	$ 66,933

Less: Current portion	(15,842)	(13,479)

Notes payable, net of current	$ 49,991	$ 53,454

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

Note 8- Commitments and Contingencies

Legal Proceedings

To the best knowledge of management, there are no pending legal proceedings against us.

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former officers of the Company.  The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment.  The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522.  On November 9, 2010, judgment was entered against Lexon Technologies for the amount of $206,547.95.  On approximately November 23, 2011, this case was settled for $205,000.  This settlement effectively concludes this legal proceeding.

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including Byung Hwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction.  The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). On April 1, 2011, after a trial was concluded, judgment was entered in favor of the Lexon Technologies whereby Lexon was not found liable for any causes of action brought by the Bollenbergs.  The Bollenbergs were served with a filed stamped copy of the judgment on June 2, 2011.  Thereafter, the Bollenbergs filed an appeal on December 2, 2011 and insisted that they were not served with the judgment on June 2, 2011 and filed the instant Motion to Vacate the Dismissal (or the Petition for Rehearing).  This appeal by the Bollenbergs was denied by the California Court of Appeals (4th District) in February 2012, officially concluding this legal proceeding.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

Note 9 - Income Taxes

Significant components of deferred tax assets are as follows:

	March 31,	December 31,
	2012	2011

Loss carry forwards	$2,283,700	$2,281,612
Other	229,720	229,720
Total deferred tax asset	2,513,420	2,511,332

Valuation allowance	(2,513,420)	(2,511,332)
Total deferred tax asset, net	$-	$-

As of March 31, 2012, the Company had approximately $3,400,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,200,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $2,088 during the three months ended March 31, 2012.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 10 - Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2012.

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

Results of Operation for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Revenues.

Revenues increased by $1,295,404 to $1,310,246 for the three months ended March 31, 2012 as compared to $14,842 for the three months ended March 31, 2011. This increase was primarily attributed to the addition of online game revenues generated by Asianet Co., Ltd.

Cost of Goods Sold.

Cost of Goods Sold increased by $1,064,458 to $1,064,458 for the three months ended March 31, 2012 as compared to $0 for the three months ended March 31, 2011. This increase was primarily attributed to the addition of the online game business.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $255,436 to $319,853 for the three months ended March 31, 2012 as compared to $64,417 for the three months ended March 31, 2011. This increase of $255,436 in SG&A was attributed to the addition of the online game business.

Other Income and Expenses.

Other expenses for the three months ended March 31, 2012 was $35,091 as compared to $0 for the three months ended March 31, 2011. For the three months March 31, 2012, interest expense was $2,661, loss from settlement was 20,000, foreign currency transaction loss was 2,927 and taxes were $9,503.

Net income.

As a result, we recorded a net loss of $109,156 for the three months ended March 31, 2012 compared with a net loss of $49,575 for the three months ended March 31, 2011.

Liquidity and Capital Resources.

At March 31, 2012, we had current assets of $1,491,831 and current liabilities of $848,585 compared with current assets of 1,154,847 and current liabilities of 910,936 as of December 31, 2011.

Current liabilities at March 31, 2012 was $848,585, consisted of accounts payable of $661,983, current portion of loan payable of $131,475, accrued expenses of $49,232 and other payables of $5,895.

For the three months ended March 31, 2012, net cash used in operating activities totaled $60,016 compared to net cash provided by operating activities of $2,250,763 in the prior year period.

Net cash used in investing activities for the three months ended March 31, 2012 amounted to $19,744 compared to net cash provided by investment activities of $216,310 for the same previous year period.

Net cash provided by financing activities for the three months ended March 31, 2012 was $303,040 compared to net cash used in financing activities of $2,477,291 for the three months ended March 31, 2011.

Net cash and cash equivalents at March 31, 2012 was $642,171.

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

On July 14, 2008, Advanced Digital Technology Co. Ltd., a Korean corporation (“ADT”), filed a claim against Lexon and certain named individuals who are former officers of the Company.  The claim alleges breach of an agreement to settle an earlier dispute, involving ADT's investment of $150,000 in Lexon on or about January 16, 2007 and ADT's subsequent unilateral decision to rescind and demand a refund of this investment.  The total amount of damages claimed under the pending lawsuit is the investment amount of $150,000 plus filing costs, interest and attorney fees for an aggregate amount of $178,522.  On November 9, 2010, judgment was entered against Lexon Technologies for the amount of $206,547.95.  On approximately November 23, 2011, this case was settled for $205,000.  This settlement effectively concludes this legal proceeding.

On September 5, 2008, Vivien and David Bollenberg, a current shareholder (the “Bollenbergs”), filed a claim against Lexon and other third parties, including Byung Hwee Hwang (also referred to as "Ben Hwang") and other financial agents and institutions involved in the alleged fraudulent transaction.  The filed complaint alleges that Ben Hwang together with his representatives, including his accountant, escrow agent and real estate agent/broker, made certain representations to and solicited the Bollenbergs to make an investment in several companies and ventures including Lexon with the intent to misappropriate the solicited funds for personal use. The Bollenbergs allege that they invested a total of $1,500,000 among and between the various companies and ventures recommended by Ben Hwang, of which investment amount approximately $550,000 was invested in Lexon ($150,000 for 600,000 shares at $0.25 per share and $400,000 initially invested in Lexon Korea and later converted into 1,150,000 shares in Lexon for a total of 1,750,000 shares in Lexon). On April 1, 2011, after a trial was concluded, judgment was entered in favor of the Lexon Technologies whereby Lexon was not found liable for any causes of action brought by the Bollenbergs.  The Bollenbergs were served with a filed stamped copy of the judgment on June 2, 2011.  Thereafter, the Bollenbergs filed an appeal on December 2, 2011 and insisted that they were not served with the judgment on June 2, 2011 and filed the instant Motion to Vacate the Dismissal (or the Petition for Rehearing).  This appeal by the Bollenbergs was denied by the California Court of Appeals (4th District) in February 2012, officially concluding this legal proceeding.

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

Social Cube, INC.

Date: May 21, 2012	By:	/s/ Byung Jin Kim
Byung Jin Kim
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.