Form 10-Q
period 2012-06-30
SOCIAL CUBE INC
filed 2012-08-14
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

     Commission File Number: 0-24721

SOCIAL CUBE INC.

(Formerly Lexon Technologies, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 Wilshire Blvd., Suite 760, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

(323) 933-3500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                               ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            ☐ Yes ☑ No

    As of August 14, 2012 there were 9,992,532 shares of common stock, par value $0.001 outstanding.

SOCIAL CUBE INC.

(A Delaware Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIAL CUBE INC.
CONSOLIDATED BALANCE SHEETS
AS OF
	Unaudited
	June 30,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$ 461,553	$ 418,891
Accounts receivable, net	548,555	417,110
Prepaid expenses	197,245	160,817
Other current assets	82,332	158,029
Total current assets	1,289,685	1,154,847

Property and equipment, net	958,337	1,272,919
Other assets:
Intangibles, net of amortization	764,757	831,441
Security deposits	21,035	−
Total other assets	785,792	831,441
Total Assets	3,033,814	3,259,207

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	882,525	723,569
Current portion of loan payable	14,899	126,650
Accrued expenses	7,800	20,232
Other payable	9,311	40,485
Total current liabilities	914,535	910,936
Long-term liabilities:
Loan payable, net of current position	46,490	53,454
Pension plan benefit obligation	27,100	92,062
Total long-term liabilities	73,590	145,516
Total Liabilities	988,125	1,056,452

Shareholders' Deficiency:
Common stock, par value $0.001; 30,000,000 and 2,000,000,000 shares authorized, 9,992,535 and 9,992,535 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	9,993	9,993
Additional paid-in-capital	4,489,701	4,489,701
Stock subscription receivable	−	(300,000)
Accumulated other comprehensive income (loss)	(266)	17,935
Accumulated deficit	(2,401,064)	(1,979,240)
Noncontolling interest	(52,675)	(35,633)
Total shareholders’ deficiency	2,045,689	2,202,756
Total liabilities and Shareholders’ deficiency	$ 3,033,814	$ 3,259,208

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$ 1,190,190	$ 10,319	$ 2,499,420	$ 25,161

Cost of goods sold	1,185,096	-	2,250,523	-

Gross profits	5,094	10,319	248,897	25,161

Selling, general and administrative expenses	288,780	104,724	608,062	169,140

Loss from operations	(283,686)	(94,405)	(359,166)	(143,979)

Other income (expenses):
Interest income	101	-	144	-
Foreign currency transaction gain	14,587	-	20,993	-
Other income	-	-	83	-
Loss from settlement	-	-	(20,000)	-
Loss on goodwill impairment	-	(940,733)	-	(940,733)
Interest expense	(3,006)	-	(5,706)	-
Foreign currency translation loss	(8,687)	-	(18,027)	-
Other expense	-	-	(9,503)	-
Net other income (expense)	2,995	(940,733)	(32,016)	(940,733)

Loss before income tax provision	(280,691)	(1,035,138)	(391,182)	(1,084,712)

Provision for income taxes	6,000	-	13,600	-
Loss before noncontrolling interest	(286,691)	(1,035,138)	(404,782)	(1,084,712)
Less : Noncontrolling interest	11,962	-	(17,042)	-

Net loss	$ (274,729)	$ (1,035,138)	$ (421,824)	$ (1,084,712)

Earnings per share of common stock - Basic	(0.04)	(0.00)	(0.04)	(0.00)

Earnings per share of common stock - Diluted	(0.04)	(0.00)	(0.04)	(0.00)
Weighted average shares of common stock outstanding	9,992,535	421,038,028	9,992,535	421,038,208

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (421,824)	$ (1,084,712)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncontrolling interest	(17,042)	-
Depreciation and amortization	504,465	97,833
Loss on website impairment	-	940,733
Changes in assets and liabilities:
Accounts receivable	(131,445)	276,764
Inventories	-	573,137
Security deposit	(21,035)	20,748
Goodwill	-	2,273,555
Other current assets	39,269	-
Accounts payable	158,956	(559,793)
Accrued expenses	(12,432)	(240,294)
Bank overdraft	-	(4,308)
Deferred rent	-	(42,900)
Other current liabilities	(96,136)	-
Total adjustments	424,600	3,335,475
Net cash provided by (used in) operating activities	2,776	2,250,763

Cash flows from investing activities:
Property and equipment	(15,370)	60,310
Intangible assets	(107,828)	-
Note receivable	-	18,000
Due from related parties	-	138,000
Net cash provided by (used in) investing activities	(123,198)	216,310

Cash flows from financing activities:
Payments on notes payable	(6,964)	(546,981)
Payments on capital lease obligations	(111,751)	(30,310)
Cancellation of common stock	-	(1,900,000)
Foreign currency translation adjustment	(18,201)	-
Stock subscription receivable	300,000	-
Net cash provided by (used in) financing activities	163,084	(2,477,291)

Net increase (decrease) in cash	42,662	(10,218)

Cash and cash equivalents, at the beginning of period	418,891	10,218

Cash and cash equivalents, at the end of period	$ 461,553	$ -

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Supplemental disclosures:

Cash paid during the period:
Interest	$ 5,706	$ − -
Income taxes	$ 1,600	$ −

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Note 1 - Nature of Business

Business Overview

Current Business

After Liveplex Co., Ltd. obtained a 60% controlling interest of the Company, Social Cube has refocused itself as a holding company of social gaming, mobile gaming and social networking companies.  Social Cube’s strategy is to grow both organically and by acquisition, and to leverage its existing network of social gaming and networking assets together with other social networking companies and their related technologies.

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

We conduct our business through two operating segments as follows:

Social Cube Networks Co., Ltd.

We have a 73% ownership interest in Social Cube Networks Co., Ltd. (formerly AsiaNet Co., Ltd.), a privately held company incorporated in the Republic of Korea, which publishes the following game titles, primarily in the Philippines:  Dragona, Genghis Khan, Weapons of War, Cross Fire, Special Force, Twelve Sky 2 and iDate.

Social Cube Media.com, Inc.

We have a 100% ownership interest in Social Cube Media.com, Inc.(formerly Gameclub.com, Inc.), a privately held company incorporated in the state of California, which publishes online games in the United States.

While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider our operations to be aggregated in one reportable operating segment.

New Business

We commenced development of a GPS location based social platform for smartphones and other mobile devices, which we expect to have launched in the fourth quarter 2012.  While similar in functionality to foursquare, this social platform will provide more unique location-based online services and proprietary features.  We believe that a successful product launch in a market undergoing proliferation of mobile devices and a broad acceptance of social platforms will provide a catalyst for new revenues and user growth beginning in fiscal year 2013.

In addition, we anticipate that the Company will generate revenues through the distribution in the United States of certain mobile games that are developed in Korea beginning late 2012 or early 2013.

Corporate History

Lexon Technologies, Inc. ("the Company", "Lexon" or “Social Cube”) was incorporated in April 1989 under the laws of state of Delaware, and owned 90.16% of Lexon Semiconductor Corporation ("Lexon Semi" or formerly known as Techone Co., Ltd ("Techone")) which had developed and manufactured Low Temperature Cofired

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

Pursuant to a share subscription agreement dated November 30, 2011, the Company subscribed to 335,574 shares of Social Cube Networks Co., Ltd. (formerly Asianet Co., Ltd.), a company incorporated in the Republic of Korea, for a consideration of $1,500,000.  As a result of this subscription, the Company owns 73% of Social Cube Networks Co., Ltd.

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

On March 22, 2012, a majority of all outstanding shares voted in favor of reducing the authorized shares of common stock of the Company from 2,000,000,000 shares to 30,000,000 shares.

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of June 30, 2012 and December 31, 2011

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment.  Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.  ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts.  As a result of the impairment testing, the Company determined that goodwill was significantly impaired due to sales of Paragon Toner division. In management’s opinion, no goodwill existed as of June 30, 2012 and December 31, 2011

Accrued Expenses

The Company’s accrued expenses consist of amounts payable for professional fee, corporate income tax and interest.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

Note 3 – Accounts receivable

The following table provides the components of accounts receivable as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Receivable from game sales	$ 548,555	$ 414,988
Other receivable	-	2,122
	548,555	417,110
Less: Allowance for bad debt expense	-	-
Accounts receivable, net	$ 548,555	$ 417,110

Note 4 – Prepaid expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, server and webpage.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

Note 5 - Property and Equipment

Property and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Automobile	$ 144,533	$ 145,121
Furniture and fixture	14,270	-
Leasehold improvement	1,100	-
Machinery and equipment	1,297,437	1,317,559
	1,457,340	1,462,680
Less: Accumulated depreciation	(499,003)	(189,761)
Net property and equipment	$ 958,337	$ 1,272,919

Depreciation expense amounted to $329,952 and $0 for the six months ended June 30, 2012 and 2011, respectively.

Note 6 – Intangibles

Intangibles consist of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Software	$ 42,513	$ 54,910
License	951,887	831,662
Flash Game	1,597	1,597
	995,997	888,169
Less: Accumulated amortization	(231,240)	(56,727)
Net intangibles	$ 764,757	$ 831,442

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that intangibles were not impaired as of June 30, 2012 and December 31, 2011.

Note 7 – Loan Payable

As of June 30, 2012 and December 31, 2011, the Company has loan payable as follows:

	June 30,	December 31,
	2012	2011

Auto loan payable to a bank, due in monthly installments of $1,346 including interest at 4.39% as of June 30, 2012 and December 31, 2011. The final payment for the loan is scheduled on June 27, 2016.	$ 61,389	$ 180,104

Less: Current portion	(14,899)	(126,650)

Loan payable, net of current	$ 46,490	$ 53,454

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

Note 8 - Commitments and Contingencies

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

As of June 30, 2012, the Company had approximately $3,500,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,200,000 expiring in 2013 through 2020.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $2,088 during the three months ended June 30, 2012.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 10 - Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Revenues.

Revenues increased by $1,179,871 to $1,190,190 for the three months ended June 30, 2012 as compared to $10,319 for the three months ended June 30, 2011. This increase was primarily attributed to the addition of online game revenues generated by Social Cube Networks Co., Ltd.

Cost of Goods Sold.

Cost of Goods Sold increased by $1,185,096 to $1,185,096 for the three months ended June 30, 2012 as compared to $0 for the three months ended June 30, 2011. This increase was primarily attributed to the addition of the online game business.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $184,056 to $288,780 for the three months ended June 30, 2012 as compared to $104,724 for the three months ended June 30, 2011. This increase of $184,056 in SG&A was attributed to the addition of the online game business.

Other Income and Expenses.

Other income for the three months ended June 30, 2012 was $2,995 as compared to expenses of $940,733 for the three months ended June 30, 2011. For the three months June 30, 2012, interest expense was $3,006, interest income was $101, foreign currency transaction gain was $14,587 and foreign currency translation loss was 8,687.

Net income.

As a result, we recorded a net loss of $274,728 for the three months ended June 30, 2012 compared with a net loss of $1,035,138 for the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

Revenues.

Revenues increased by $2,474,259 to $2,499,420 for the six months ended June 30, 2012 as compared to $25,161 for the six months ended June 30, 2011.

Cost of Goods Sold.

Cost of Goods Sold increased by $ 2,250,523 to $2,250,523 for the six months ended June 30, 2012 as compared to $0 for the six months ended June 30, 2011.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $438,922 to $608,062 for the six months ended June 30, 2012 as compared to $169,140 for the six months ended June 30, 2011.

Other Income and Expenses.

Other expenses for the six months ended June 30, 2012 was $32,016 compared with other expenses of $940,733 for the six months ended June 30, 2011. Interest expenses for the six months ended June 30, 2012 was $5,706 compared to $0 in interest expenses for the six months ended June 30, 2011.

Net income.

As a result, we recorded a net loss of $421,824 for the six months ended June 30, 2012 compared with a net loss of $1,084,712 for the six months ended June 30, 2011.

Liquidity and Capital Resources.

At June 30, 2012, we had current assets of $1,289,685 and current liabilities of $914,535 compared with current assets of $1,154,847 and current liabilities of $910,936 as of December 31, 2011.

Current liabilities at June 30, 2012 was $914,535, consisted of accounts payable of $882,525, current portion of loan payable of $14,899, accrued expenses of $7,800 and other payables of $9,311.

For the six months ended June 30, 2012, net cash provided in operating activities totaled $2,716 compared to net cash provided by operating activities of $2,250,763 in the prior year period.

Net cash used in investing activities for the six months ended June 30, 2012 amounted to $123,198 compared to net cash provided by investment activities of $216,310 for the same previous year period.

Net cash provided by financing activities for the three months ended June 30, 2012 was $163,084 compared to net cash used in financing activities of $2,477,291 for the six months ended June 30, 2011.

Net cash and cash equivalents at June 30, 2012 was $461,553.

Future New Business Development

We started development of a GPS location based social platform for smartphones and other mobile devices, which we expect to have launched in the fourth quarter 2012.  While similar in functionality to foursquare, this social platform will provide more unique location-based online services and proprietary features.  We believe that a successful product launch in a market undergoing proliferation of mobile devices and a broad acceptance of social platforms will provide a catalyst for new revenues and user growth beginning in fiscal year 2013.

In addition, we anticipate that the Company will generate revenues through the distribution in the United States of certain mobile games that are developed in Korea beginning late 2012 or early 2013.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

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

PART II--OTHER INFORMATION

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on April 17, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

 Defaults upon Senior Securities

 None.

Item 4.

 [Removed and Reserved.]

Item 5.

 Other Information

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CUBE INC.

Date: August 14, 2012	By:	/s/ Byung Jin Kim
Byung Jin Kim
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBER                                         DESCRIPTION

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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