Form 10-Q
period 2012-09-30
SOCIAL CUBE INC
filed 2012-11-14
CIK 1065189

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2012

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

As of October 26, 2012, Social Cube had 9,992,535 shares of common stock, par value $0.001 outstanding.

SOCIAL CUBE INC.

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3.	DEFAULT UPON SENIOR SECURITIES	18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	18
	EX-31.1 EX-31.2 EX-32	19 20 21

Part I – FINANCIAL INFORMATION
SOCIAL CUBE INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$294,812	$418,891
Accounts receivable, net	757,649	417,110
Prepaid expenses	209,484	160,817
Other current assets	24,614	158,029
Total current assets	1,286,559	1,154,847
Property and equipment, net	832,992	1,272,919
Other assets:
Intangibles, net of amortization	724,083	831,442
Security deposits	21,034	-
Total other assets	745,117	831,442
Total assets	$2,864,668	$3,259,208

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$892,082	$723,569
Current portion of loan payable	65,063	126,650
Accrued expenses	14,800	20,232
Other payable	11,897	40,485
Total current liabilities	983,842	910,936
Long-term liabilities:
Loan payable, net of current portion	42,950	53,454
Pension plan benefit obligation	19,675	92,062
Total long-term liabilities	62,625	145,516
Total liabilities	1,046,467	1,056,452

Stockholders’ deficiency:
Common stock - $0.001 par value;
30,000,000 and 2,000,000,000 shares authorized,
9,992,535 and 9,992,535 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	9,993	9,993
Additional paid-in capital	4,489,701	4,489,701
Stock subscription receivable	-	(300,000)
Accumulated other comprehensive income	42,260	17,935
Accumulated deficit	(2,702,247)	(1,979,240)
Noncontrolling interest	(21,506)	(35,633)
Total stockholders’ equity	1,818,201	2,202,756
Total liabilities and stockholders’ equity	$2,864,668	$3,259,208

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$ 979,270	$ 7,383	$ 3,578,564	$ 32,543

Cost of goods sold	1,061,899	-	3,406,162	-

Gross profits	(82,629)	7,383	172,402	32,543

Selling, general and administrative expenses	238,129	202,200	852,616	371,340

Loss from operations	(320,758)	(194,817)	(680,214)	(338,797)

Other income (expenses):
Interest income	43	-	193	-
Foreign currency transaction gain	6,083	-	24,454	-
Other income	1,624	-	1,712	-
Loss from settlement	-	-	(20,000)	-
Loss on goodwill impairment	-	-	-	(940,733)
Loss on website impairment	-	(229,194)	-	(229,194)
Interest expense	(3,300)	-	(9,143)	-
Foreign currency transaction loss	(27,196)	-	(43,033)	-
Other expense	-	-	(9,503)	-
Net other income (expense)	(22,746)	(229,194)	(55,320)	(1,169,927)

Loss before income tax provision	(343,504)	(424,011)	(735,534)	(1,508,724)

Provision for income taxes	-	-	1,600	-
Loss before noncontrolling interest	(343,504)	(424,011)	(737,134)	(1,508,724)
Less : Noncontrolling interest	34,180	-	14,127	-

Net loss	(309,324)	(424,011)	(723,007)	(1,508,724)

Earnings per share of common stock -
Basic	$ (0.03)	$ (0.00)	$ (0.07)	$ (0.01)

Earnings per share of common stock - Diluted
	$ (0.03)	$ (0.00)	$ (0.07)	$ (0.01)

Weighted average shares of common stock outstanding
	9,992,535	260,248,906	9,992,535	292,687,341

Other comprehensive income	42,526	-	24,325	-

Comprehensive loss attributable to Social Cube, Inc.	$ (266,798)	$ (424,011)	$ (698,682)	$ (1,508,724)
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (723,007)	$ (1,508,724)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Noncontrolling interest	14,127	-
Depreciation and amortization	716,415	146,750
Loss on goodwill impairment	-	940,733
Loss on website impairment	-	229,194
Loss from settlement	-	-
Noncash professional services	-	100,000
Changes in assets and liabilities:
Accounts receivable	(340,539)	276,764
Inventories	-	573,137
Security deposit	(21,034)	20,748
Goodwill	-	2,273,555
Prepaid expenses	(48,667)	-
Other current assets	133,415	-
Accounts payable	168,513	(518,093)
Accrued expenses	(5,432)	(240,294)
Bank overdraft	-	(107)
Deferred rent	-	(42,900)
Other current liabilities	(100,975)	-
Total adjustments	515,823	3,759,487
Net cash provided by (used in) operating activities	(207,184)	2,250,763

Cash flows from investing activities:
Property and equipment	(52,973)	60,310
Intangible assets	(116,156)	-
Note receivable	-	18,000
Due from related parties	-	138,000
Net cash provided by (used in) investing activities	(169,129)	216,310

Cash flows from financing activities:
Proceeds from (payments on) notes payable	(72,091)	(546,981)
Payments on capital lease obligations	-	(30,310)
Cancellation of common stock	-	(1,900,000)
Foreign currency translation adjustment	24,325	-
Stock subscription receivable	300,000	-
Net cash provided by (used in) financing activities	252,234	(2,477,291)

Net increase (decrease) in cash	(124,079)	(10,218)

Cash and cash equivalents, at the beginning of period	418,891	10,218
Cash and cash equivalents, at the end of period	$ 294,812	$ -

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2012 AND 2011

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

In addition, the Company may generate revenues through the distribution in the United States of certain mobile games that are developed in Korea beginning in 2013.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2012 AND 2011 (Continued)

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

THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2012 AND 2011 (Continued)

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2012 AND 2011 (Continued)

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of September 30, 2012 and December 31, 2011

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment.  Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.  ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts.  As a result of the impairment testing, the Company determined that goodwill was significantly impaired due to sales of Paragon Toner division. In management’s opinion, no goodwill existed as of September 30, 2012 and December 31, 2011

Accrued Expenses

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2012 AND 2011 (Continued)

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

Note 3 – Accounts receivable

The following table provides the components of accounts receivable as of  September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Receivable from game sales	$ 757,450	$ 414,988
Other receivable	199	2,122
	757,649	417,110
Less: Allowance for bad debt expense	-	-
Accounts receivable, net	$ 757,649	$ 417,110

Note 4 – Prepaid expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, server and webpage.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2012 AND 2011 (Continued)

Note 5 - Property and Equipment

Property and equipment consist of the following as of  September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Automobile	$ 148,341	$ 145,121
Furniture and fixture	14,270	-
Leasehold improvement	1,100	-
Machinery and equipment	1,351,942	1,317,559
	1,515,653	1,462,680
Less: Accumulated depreciation	(682,661)	(189,761)
Net property and equipment	$ 832,992	$ 1,272,919

Depreciation expense amounted to $492,900 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Note 6 - Intangibles

Intangibles consist of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Software	$ 44,480	$ 54,910
License	958,248	831,662
Flash Game	1,597	1,597
	1,004,325	888,169
Less: Accumulated amortization	(280,242)	(56,727)
Net intangibles	$ 724,083	$ 831,442

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that intangibles were not impaired as of September 30, 2012 and December 31, 2011.

Note 7 – Loan Payable

As of September 30, 2012 and December 31, 2011 , the Company has loan payable as follows:

	September 30,	December 31,
	2012	2011

Auto loan payable to a bank, due in monthly installments of $1,346 including interest at 4.39% as of September 30, 2012 and December 31, 2011. The final payment for the loan is scheduled on June 27, 2016.

	$ 58,013	$ 180,104

Loan payable to Playon Interactive, Inc. due on September 12, 2013. Interest rate is 11.00% as of September 30, 2012.	50,000	-

Less: Current portion	(65,063)	(126,650)

Loan payable, net of current	$ 42,950	$ 53,454

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2012 AND 2011 (Continued)

Note 8 - Commitments and Contingencies

Legal Proceedings

The following two legal claims, which were instigated by the plaintiffs against the Company during the 2008 calendar year, have been fully settled.

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

 SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

Note 9 - Income Taxes

Significant components of deferred tax assets are as follows:

	September 30,	December 31,
	2012	2011

Loss carry forwards	$2,571,321	$2,281,612
Other	229,720	229,720
Total deferred tax asset	2,801,041	2,511,332

Valuation allowance	(2,801,041)	(2,511,332)
Total deferred tax asset, net	$-	$-

As of September 30, 2012, the Company had approximately $3,600,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $2,250,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $289,709 during the three months ended September 30, 2012.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 10 - Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2012.

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

Results of Operation for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Revenues.

Revenues increased by $971,887 to $979,270 for the three months ended September 30, 2012 as compared to $7,383 for the three months ended September 30, 2011. This increase was primarily attributed to the addition of online game revenues generated by Social Cube Networks Co., Ltd.

Cost of Goods Sold.

Cost of Goods Sold increased by $1,061,899 to $1,061,899 for the three months ended September 30, 2012 as compared to $0 for the three months ended September 30, 2011. This increase was primarily attributed to the addition of the online game business.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) increased by $35,929 to $238,129 for the three months ended September 30, 2012 as compared to $202,200 for the three months ended September 30, 2011. This increase of $35,929 in SG&A was attributed to the addition of the online game business.

Other Income and Expenses.

Other expenses for the three months ended September 30, 2012 was $22,746 as compared to expenses of $229,194 for the three months ended September 30, 2011. For the three months September 30, 2012, interest expense was $3,300, interest income was $43, foreign currency transaction gain was $6,083 and foreign currency transaction loss was 27,196.

Net loss.

As a result, we recorded a net loss of $309,324 for the three months ended September 30, 2012 compared with a net loss of $424,011 for the three months ended September 30, 2011.

Result of Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

Liquidity and Capital Resources.

At September 30, 2012, we had current assets of $1,286,559 and current liabilities of $983,842 compared with current assets of $1,154,847 and current liabilities of $910,936 as of December 31, 2011.

Current liabilities at September 30, 2012 was $983,842, consisted of accounts payable of $892,082, current portion of loan payable of $65,063, accrued expenses of $14,800 and other payables of $11,897.

For the three months ended September 30, 2012, net cash used in operating activities totaled $207,184 compared to net cash provided by operating activities of $2,250,763 in the prior year period.

Net cash used in investing activities for the three months ended September 30, 2012 amounted to $169,129 compared to net cash provided by investment activities of $216,310 for the same previous year period.

Net cash provided by financing activities for the three months ended September 30 2012 was $252,234 compared to net cash used in financing activities of $2,477,291 for the three months ended March 31, 2011.

Net cash and cash equivalents at September 30, 2012 was $294,812.

Future New Business Development

We are considering development of a GPS location based social platform for smartphones and other mobile devices, which we may launch in early 2013.  We believe that a successful product launch in a market undergoing proliferation of mobile devices and a broad acceptance of social platforms may provide a catalyst for new sources of future revenues and user growth.

In addition, the Company may generate revenues through the distribution in the United States of certain mobile games that are developed in Korea beginning in 2013.

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

The following two legal claims, which were instigated by the plaintiffs against the Company during the 2008 calendar year, have been fully settled.

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

SOCIAL CUBE INC.

Date: November 14, 2012	By:	/s/ Byung Jin Kim
Byung Jin Kim
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.