Form 10-K
period 2012-12-31
SOCIAL CUBE INC
filed 2013-03-29
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[  ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                             [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]Yes  [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of March 8, 2013: $19,124,023 based on the last quoted price of $4.90 per share (there is no current bid or ask price).  The stock is thinly and sporadically traded, therefore, the last quoted price may not be indicative of any actual value in the stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 8, 2013: 9,992,535 shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note        None

TABLE OF CONTENTS

Part I

		Page
Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	[Removed and Reserved]	5

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

Our majority shareholder is Liveplex Co., Ltd., an on-line game developer and publisher in Korea, which is publicly listed on the Korea Securities Dealers Automated Quotations (KOSDAQ:050120), a trading board of the Korea Exchange (KRX).   Liveplex Co., Ltd. is a leading developer and service provider of mobile and massively multiplayer online role-playing games.

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

Social Cube Media.com, Inc.

We have a 100% ownership interest in Social Cube Media.com, Inc. (formerly Gameclub.com Inc.), a privately held company incorporated in the state of California, which publishes online games in the United States.

While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider our operations to be aggregated in one reportable operating segment.

CompetitionWe compete primarily with other online and social networking and MMORPG developers, publishers and operators in Asia and the United States.  These include, but are not limited to, Entertainment Arts Inc., Zynga Inc., Activision Blizzard, Inc., NCSoft Corporation and Perfect World Co., Ltd.  We compete on the basis of the quality or features of our online games, our operational infrastructure and expertise and our ability to enhance our players’ experience through social networking.

Our Employees

As of March 4, 2013, the Company employed two full-time employees.

Item 1A.Risk Factors.

Not Applicable.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

The Company’s headquarters are located in Los Angeles, California.  The Company leases 2,119 square feet of office space at 5670 Wilshire Boulevard, Suite 760, Los Angeles, California 90036. The lease commenced on January 3, 2012 for a period of two years and the monthly rent was $5,297.50 for the first 12 months and $5,456.43 for the following 12 months of the lease.

Item 3.Legal Proceedings.

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

Item 4.[Removed And Reserved.]

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2012, as reported by the Bloomberg Financial Network, are as follows:

2012 FISCAL YEAR	High	Low
First Quarter	$5.90	$5.90
Second Quarter	$5.90	$5.90
Third Quarter	$5.90	$5.90
Fourth Quarter	$5.90	$5.90

2011 FISCAL YEAR	High	Low
First Quarter	$5.99	$2.33
Second Quarter	$7.57	$2.52
Third Quarter	$6.63	$1.96
Fourth Quarter	$5.00	$0.05

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

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

For the years ended December 31, 2012 and 2011, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

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

Our majority shareholder is Liveplex Co., Ltd., an on-line game developer and publisher in Korea, which is publicly listed on the Korea Securities Dealers Automated Quotations (KOSDAQ:050120), a trading board of the Korea Exchange (KRX).   Liveplex Co., Ltd. is a leading developer and service provider of mobile and massively multiplayer online role-playing games.

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

Social Cube Media.com, Inc.

We have a 100% ownership interest in Social Cube Media.com, Inc. (formerly Gameclub.com Inc.), a privately held company incorporated in the state of California, which publishes online games in the United States.

While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider our operations to be aggregated in one reportable operating segment.

Summary of Results

Revenues. Total revenues during the year ended December 31, 2012 were $4,555,330 compared to $580,119 for the year ended December 31, 2011.

Operating Expenses. Total operating expenses during the year ended December 31, 2012 were $1,207,159 in selling, general and administrative expenses compared to $448,146 for the year ended December 31, 2011.

Other Income (Expense). Other expenses for the year ended December 31, 2012 was $126,588 which consisted of interest expense of $22,395, foreign currency translation loss of $52,965, loss on settlement of $20,000, loss on fixed assets impairment of $23,642, interest income of $206 and other expenses of $7,792, compared to $960,857 for the year ended in 2011 which consisted of interest expense of $1,284, foreign currency translation loss of $9,005, loss on goodwill impairment of $940,733, loss on website impairment of $229,429, gain from the lawsuit settlement of $218,992  and interest income of $602.

Liquidity and Capital Resources

At December 31, 2012, we had current assets of $1,622,241 and current liabilities of $1,290,032, for positive working capital of $332,209. Current assets consisted solely of cash and cash equivalents, accounts receivables, prepaid expenses and other current assets. We also had net property and equipment of $664,178, security deposits of $21,034 and intangibles, net of amortization of $548,082.

Current liabilities at December 31, 2012, consisted of accounts payable of $151,228, amounts due to related parties of $787,618, current portion of loan payable of $64,083, and other payables of $287,103, for total current liabilities of $1,290,032.

For the year ended December 31, 2012, net cash flows used in operating activities totaled $276,086, compared to net cash flows provided by operating activities of $2,168,158 in the prior year.

For the year ended December 31, 2012, there was $205,131 cash used in investing activities compared to the net cash used in investing activities of $1,183,849 for the prior year.

Net cash used in financing activities for the year ended December 31, 2012 was $276,048, compared to net cash provided by financing activities of $124,364 for the prior year.

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

TABLE OF CONTENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Social Cube Inc.

We have audited the accompanying consolidated balance sheets of Social Cube Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Social Cube Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Choi, Kim & Park LLP

Los Angeles, California

Certified Public Accountants

March 12, 2013

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2012 and 2011

ASSETS
	December 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$ 213,722	$ 418,891
Accounts receivable, net	1,267,113	417,110
Prepaid expense	93,749	160,817
Other current assets	47,657	158,029

Total current assets	1,622,241	1,154,847

Property and equipment, net	664,178	1,272,919

Other assets:
Intangibles, net of amortization	548,082	831,441
Security deposits	21,034	-

Total other assets	569,116	831,441

Total Assets	$ 2,855,535	$ 3,259,207

The accompanying notes are an integral part of the financial statements

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2012 and 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,	December 31,
	2012	2011
Current liabilities:
Accounts payable	$ 151,228	$ 723,569
Due to related parties	787,618	-
Current portion of loan payable	64,083	126,650
Accrued expenses	-	20,232
Other payable	287,103	40,485

Total current liabilities	1,290,032	910,936

Long-term liabilities:
Loan payable, net of current portion	39,371	53,454
Pension plan benefit obligation	23,300	92,062

Total long-term liabilities	62,671	145,516

Total liabilities	1,352,703	1,056,452

Stockholders’ equity:

Common stock - $0.001 par value;
30,000,000 shares authorized, 9,992,535 shares and outstanding as of December 31, 2012 and 2,000,000,000 shares authorized,
9,992,535 issued and outstanding as of December 31, 2011	9,993	9,993
Additional paid-in capital	4,489,701	4,489,701
Stock subscription receivable	-	(300,000)
Accumulated deficit	(3,033,421)	(1,979,240)
Other comprehensive income	30,110	17,935
Noncontrolling interest	(6,449)	35,633

Total stockholders’ equity	1,502,832	2,202,756

Total liabilities and stockholders’ equity	$ 2,855,535	$ 3,259,207

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2012 and 2011

	For the Years Ended
	December 31,
	2012	2011
Net sales
Sales from toner cartridges	$ -	$ 32,543
Sales from game	4,555,330	547,576
Cost of goods sold
Cost from toner cartridges	-	-
Cost from game	4,316,247	450,942
Gross profits	239,083	129,177
Selling, general and administrative expenses	1,207,159	448,146
Loss from operations	(968,076)	(318,969)

Other income (expenses):
Gain on forgiveness of debt from discontinued operations	-	-
Gain from settlement	-	218,992
Interest income	206	602
Loss on settlement	(20,000)	-
Loss on website impairment	-	(229,429)
Loss on goodwill impairment	-	(940,733)
Loss on fixed assets impairment	(23,642)	-
Interest expense	(22,395)	(1,284)
Foreign currency translation loss, net	(52,965)	(9,005)
Other income(expense), net	(7,792)	-
Net other income (expense)	(126,588)	(960,857)
Loss before income tax provision	(1,094,664)	(1,279,826)
Provision for income taxes	(1,600)	-
Loss before noncontrolling interest in net loss of consolidated subsidiary	(1,096,264)	(1,279,826)
Less : Noncontrolling interest in net loss of consolidated subsidiary	42,082	(13,646)
Net loss	($1,054,182)	($1,293,472)

Other Comprehensive Income
Other comprehensive Income	11,725	17,935
Comprehensive Loss	($1,042,457)	($1,275,537)

Earnings per share of common stock -Basic	$ (0.10)	$ (0.00)
Earnings per share of common stock - Diluted	$ (0.10)	$ (0.00)

Weighted average shares of common stock outstanding	9,992,535	292,687,341

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Consolidated Statement of Stockholders' Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stock Subscription Receivable	Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amounts

Balance at	510,789,721	$510,790	$3,088,905	$ (685,768)	$(100,000)	-	-	$2,813,926
1-Jan-11

Cancellation for Paragon sales	(200,000,000)	(200,000)	(1,700,000)	-	-	-	-	(1,900,000)

Acquisition of intangibles with common stock	5,000,000	5,000	18,500	-	-	-	-	23,500

Reverse split	(315,297,186)	(315,297)	291,796	-	-	-	-	(23,501)

Subscription receivable	-	-	-	-	100,000	-	-	100,000

Subscription receivable	-	-	-	-	(300,000)	-	-	(300,000)

Issuance of common stock for subscription	9,500,000	9,500	2,790,500	-	-	-	-	2,800,000

Distributions to stockholders for The year 2011	-	-	-	-	-	-	-	-

Foreign Currency Translation	-	-	-	-	-	17,935	(49,279)	(31,344)

Net loss for	-	-	-	(1,293,472)	-	-	13,646	(1,279,826)
the year 2011

Balance December 31, 2011	9,992,535	$9,993	$4,489,701	$(1,979,240)	$(300,000)	$17,935	$(35,633)	$2,202,756

Subscription receivable	-	-	-	-	300,000	-	-	300,000

Distributions to stockholders for The year 2012	-	-	-	-	-	-	-	-

Foreign Currency Translation	-	-	-	-	-	12,725	84,164	96,339

Net loss for	-	-	-	(1,054,182)	-	-	(42,082)	(1,096,264)
the year 2011

Balance December 31, 2012	9,992,535	$9,993	$4,489,701	$(3,033,422)	-	$30,110	$(6,449)	$1,502,832

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,054,182)	$ (1,293,472)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:

Non-controlling interest	(42,082)	13,646
Depreciation and amortization	1,097,232	159,239
Gain from settlement	-	(218,667)
Loss on goodwill impairment	-	940,733
Loss on website impairment	-	229,194
Loss on settlement	20,000	-
Loss on tangible assets impairment	23,642	-

Changes in assets and liabilities:
Accounts receivable	(850,003)	(140,346)
Inventory	-	573,137
Prepaid expense	67,068	-
Goodwill	-	2,273,556
Other current assets	110,372	(300,846)
Other assets	(21,034)	20,748
Accounts payable	215,277	106,932
Accrued expenses	(20,232)	(297,462)
Settlement payable	-	12,119
Other liabilities	246,618	132,547
Deferred rent	-	(42,900)
Pension plan benefit obligation	(68,762)	-
Total adjustments	778,096	3,461,630
Net cash provided by (used in) operating activities	(276,086)	2,168,158

SOCIAL CUBE INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

Cash flows from investing activities:
Due from related party	-	138,000
Due to related party	-	34,690
Sale of property	-	60,310
Acquisition of property	(17,690)	(1,284,513)
Acquisition of intangible	(187,441)	(832,336)
Net cash used in investing activities	(205,131)	(1,883,849)

Cash flows from financing activities:
Bank overdraft	-	(20,454)
Net payments on notes payable	-	(43,527)
Payments on line of credit	-	(450,000)
Payments on capital lease obligations	-	(30,311)
Payments on loan payable	(76,650)	-
Issuance of common stock	-	899,999
Foreign currency translation adjustment	52,698	(31,344)
Stock subscription receivable	300,000	(200,000)
Net cash provided by financing activities	276,048	124,364
Net increase (decrease) in cash	(205,169)	408,673

Cash at beginning of year	418,891	10,218

Cash at end of year	$ 213,722	$ 418,891

Supplemental disclosures:
Cash paid during the year:
Income taxes	$ 1,600	$ -
Interest expense	$ 22,395	$ 1,284

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Our majority shareholder is Liveplex Co., Ltd., an on-line game developer and publisher in Korea, which is publicly listed on the Korea Securities Dealers Automated Quotations (KOSDAQ:050120), a trading board of the Korea Exchange (KRX). Liveplex Co., Ltd. is a leading developer and service provider of mobile and massively multiplayer online role-playing games.

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

Social Cube Media.com, Inc.

We have a 100% ownership interest in Social Cube Media.com, Inc. (formerly Gameclub.com, Inc.), a privately held company incorporated in the state of California, which publishes online games in the United States.

While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider our operations to be aggregated in one reportable operating segment.

New Business

We commenced development of a GPS location based social platform for smart phones and other mobile devices, which we expect to have launched in the fourth quarter 2012. While similar in functionality to foursquare, this social platform will provide more unique location-based online services and proprietary features. We believe that a successful product launch in a market undergoing proliferation of mobile devices and a broad acceptance of social platforms will provide a catalyst for new revenues and user growth beginning in fiscal year 2013.

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

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Principles of Consolidation

The consolidated financial statements include the accounts of Social Cube, Inc., Social Cube Networks Co., Ltd., a 73% owned subsidiary in Republic of Korea, and Social Cube Media.com, Inc., a wholly owned subsidiary in the State of California (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-Controlling Interest

The result of operations attributable to the non-controlling interest is presented within equity and is shown separately from the Company’s equity.

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

Online game revenue

The Company derives, and expects to continue to generate, most of our revenues from online game subscription revenue generated in the countries where our games are offered by us. The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605, Revenue Recognition and other related pronouncements. Online game revenue is deferred until prepaid subscription cards are consumed by users.

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

December 31, 2012 and 2011

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of December 31, 2012 and December 31, 2011.

Goodwill - The Company accounts for intangible assets in accordance with the ASC 350, Intangibles - Goodwill and Other. ASC 350 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, ASC 350 requires that recognized intangible assets be amortized over their respective estimated lives and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Any recognized intangible assets determined to have an indefinite useful lives will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. ASC 350 requires that the values of intangible assets be tested for impairment on at least an annual basis, by comparing the fair value of the assets to their carrying amounts. As a result of the impairment testing, the Company determined that goodwill was significantly impaired due to sales of Paragon Toner division. In management’s opinion, no goodwill existed as of December 31, 2012 and December 31, 2011.

Accrued Expenses

The Company’s accrued expenses consist of amounts payable for professional fee, corporate income tax and interest.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. See Note 10 Income Taxes for more information about the Company’s income taxes.

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Recent Accounting Pronouncements

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Fair value measurements and disclosures

Effective January 1, 2012, we adopted an update to the accounting rules for fair value measurement. The new accounting principal establishes a consistent definition of fair value in an effort to ensure that the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”) are comparable. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use was already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Statement of comprehensive income

Effective January 1, 2012, we adopted the FASB issued authoritative guidance on the presentation of comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Note 3 – Accounts Receivable

As of December 31, the Company has account receivable as follows:

	2012	2011
Receivable from game sales	$ 1,143,802	$ 414,988
Other receivable	123,311	2,122
	1,267,113	417,110
Less: Allowance for bad debt expense	-	-
Accounts receivable, net	$ 1,267,113	$ 417,110

Note 4 – Prepaid expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, webpage, and design of Company’s logo.

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 5 - Property and Equipment

Property and equipment consist of the following as of December 31:

	2012	2011
Automobile	$ 145,121	$ 145,121
Furniture and fixture	14,270	-
Leasehold improvement	1,100	-
Machinery and equipment	1,319,879	1,317,559
	1,480,370	1,317,825
Less: Accumulated depreciation	(816,192)	(189,762)
Property and equipment, net	$ 664,178	$ 1,272,919

Depreciation expense amounted to $626,430 and $11,595 for the years ended December 31, 2012 and 2010, respectively.

Note 6 - Intangibles

Intangibles consist of the following as of December 31:

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that intangibles were not impaired as of December 31, 2012 and December 31, 2011.

Note 7 - Transactions with Related Parties

Advances from the stockholder are unsecured, non-interest bearing and due on demand. The Company has $787,618 and $0 due to related parties as of December 31, 2012 and 2011, respectively.

	2012	2011

Software	$ 46,088	$ 54,910
License	1,027,925	831,662
Flash Game	1,597	1,597
	1,075,610	888,169
Less: Accumulated amortization	(527,528)	(56,728)

Intangibles, net	$ 548,082	$ 831,441

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 8 - Loan Payable

As of December 31, the Company has loan payable as follows:

	2012	2011
A auto loan payable to a bank, due in monthly installments of $1,346, including interest at 4.39% as of December 31, 2012. The final payment for the loan is scheduled on June 27, 2016.	$ 53,454	$ 18,104
A loan payable to Playon Interactive, Inc., due on September 12, 2013, including interest at 11.0%.	50,000	-

Less: Current portion	(64,083)	(126,650)

Loan payable, net of current	$ 39,371	$ 53,454

Note 9 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company.

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

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 10 - Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2012	2011
Loss carry forwards	$ 2,761,612	$ 2,281,612
Other	229,720	229,720
Total deferred tax asset	2,991,332	2,511,332

Valuation allowance	$ (2,991,332)	$ (2,991,332)
Total deferred tax asset, net	$ -	$ -

As of December 31, 2012, the Company had approximately $4,900,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $3,400,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $480,000 during 2012.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

 Note 11 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2012.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 for the reasons discussed below.

(b)

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting were not effective as of December 31, 2011 for the following reasons:

1. We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2012. The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c)

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.

    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers as of March 12, 2012. The business address of all of our directors and executive officers is our registered office at 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036.

Name	Age	Position

Byung Jin Kim	36	Chief Executive Officer and Chairman of the Board of Directors
Eugene Lee	36	Director
Jonathan Lee Kyu Seok Lee	40 42	Chief Financial Officer Director

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

Jonathan Lee has been the Chief Financial Officer of the Company since January 2012.  Mr. Lee previously served as the Chief Financial Officer of Gravity Co., Ltd. (NasdaqGM: GRVY), a global developer and publisher of MMORPG and casual online games, where he improved the company’s financial performance and corporate governance from 2007 to 2009.   Mr. Lee was a founding member and a Vice President at Littauer Technologies, Inc. from 1999 to 2001, a KOSDAQ listed holding company with majority-stake investments in over 40 Internet and IT related portfolio companies in Asia.  Mr. Lee was also associated with the M&A and direct investment groups at Dresdner Kleinwort Wasserstein and Meritz Securities Co., Ltd.  Mr. Lee received an M.B.A from the University of Chicago, Booth School of Business, J.D. from the University of Pennsylvania and B.S. from the Massachusetts Institute of Technology.

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

Item 11.

Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000 during the fiscal year ended December 31, 2012.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards ($)	Non-EquityIncentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
James Park, CEO	2010	$ 106,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 106,000
	2011	$14,000	$ -	$ -	$ -	$ -	$ -	$ -	$14,000

Young Wong, COO	2010	$ 90,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 90,000
	2011	$ 18,000							$ 18,000
Bong S. Park, CFO	2010	$ 82,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 82,000
	2011	$18,000	$ -	$ -	$ -	$ -	$ -	$ -	$18,000
Jonathan Lee, CFO	2012	$120,000	$ -	$ -	$ -	$ -	$ -	$ -	$120,000

___________________

(1)

All of the above named executives except Jonathan Lee had resigned from their positions on November 25, 2011. A majority of the Company’s directors appointed Byung Jin Kim as Chief Executive Officer and Jonathan Lee as Chief Financial Officer of the Company effective as of January 1, 2012.

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

The following table sets forth as of March 12, 2013 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name and Address of Beneficial Owner (1)	Number ofSharesBeneficiallyOwned	PercentageBeneficiallyOwned

Liveplex Co., Ltd.	6,000,000	60.0%
Senderbell Holdings Limited	900,000	9.0%
Treasure Chest Holdings Limited	900,000	9.0%
Blueberry Enterprises Limited	900,000	9.0%
Hockworth Holdings Limited	800,000	8.0%

________________

(1)

C/o Social Cube Inc., 5670 Wilshire Boulevard, Suite 760, Los Angeles, CA 90036

Securities Ownership of Officers and Directors

The following table sets forth certain information relating to the shareholdings of our former and existing Executives and Directors as of March 12, 2013.

Name and Address of Beneficial Owner (1)	Number ofSharesBeneficiallyOwned	PercentageBeneficiallyOwned
Management and Directors
Young Won (former COO and former Director)	51,237	0.51%
Hyung Soon Lee (former Director)	45,688	0.46%
Jonathan Lee, CFO	7,924	0.08%
Total of Management and Directors	104,849	1.05%

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

Transactions with Related Persons

For the years ended December 31, 2011 and 2012, the Company had the transactions which involved related persons. Please refer to Note 1.

Item 14.Principal Accounting Fees and Services.

Choi, Kim & Park LLP (“CKP”) was our independent auditor and examined our financial statements for the years ended December 31, 2011 and December 31, 2012.

Audit Fees

CKP was paid aggregate fees of $51,000 for the year ended December 31, 2012 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q during this period.

CKP was paid aggregate fees of $74,000 for the year ended December 31, 2011 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q during this period.

Audit-Related Fees

CKP was not paid additional fees for either the year ended December 31, 2011, or the fiscal year ended December 31, 2012 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

All Other Fees

CKP was not paid any other fees for professional services during the year ended December 31, 2011 or the fiscal year ended December 31, 2012.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 22nd_day of March, 2013.

SOCIAL CUBE INC.

 ______________________________

 REGISTRANT

/s/ Byung Jin Kim

___________________

By: Byung Jin Kim

Chief Executive Officer

Date: March 29, 2013

/s/ Jonathan Lee

___________________

By: Jonathan Lee

Chief Financial Officer

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

/s/ Byung Jin Kim

Chief Executive Officer and Chairman

_______________________

(principal executive officer)

By: Byung Jin Kim

Date: March 29, 2013

/s/ Jonathan Lee

Chief Financial Officer

_______________________

(principal financial officer)

By: Jonathan Lee

Date: March 29, 2013

/s/ Eugene Lee

Director

_______________________

By: Eugene Lee

Date: March 29, 2013

/s/ KyuSeok Lee

Director

_______________________

By: KyuSeok Lee

Date: March 29, 2013

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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