Form 10-Q
period 2013-03-31
SOCIAL CUBE INC
filed 2013-05-15
CIK 1065189

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2013

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

As of May 3, 2013, Social Cube had 9,992,535 shares of common stock, par value $0.001 outstanding.

SOCIAL CUBE INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULT UPON SENIOR SECURITIES	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	17
	EX-31.1 EX-31.2 EX-32	19 20 21

Part I – FINANCIAL INFORMATION
SOCIAL CUBE INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$ 86,964	$ 213,722
Accounts receivable, net	1,150,155	1,267,113
Prepaid expenses	90,560	93,749
Other current assets	18,762	47,657
Total current assets	1,346,441	1,622,241

Property and equipment, net	566,816	664,178

Other assets:
Intangibles, net of amortization	542,754	548,082
Security deposits	21,034	21,034
Total other assets	563,788	569,116
Total assets	2,477,045	2,855,535

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	97,437	151,228
Due to related parties	969,843	787,618
Current portion of loan payable	64,238	64,083
Accrued expenses	54,400	45,000
Other current liabilities	37,710	242,103
Total current liabilities	1,223,628	1,290,032

Long-term liabilities:
Loan payable, net of current portion	35,753	39,371
Pension plan benefit obligation	26,324	23,300
Total long-term liabilities	62,077	62,671
Total liabilities	1,285,705	1,352,703

Stockholders’ deficiency:
Common stock - $0.001 par value;
20,000,000 and 2,000,000,000 shares authorized,
9,992,535 and 9,992,535 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	9,993	9,993
Additional paid-in capital	4,489,701	4,489,701
Accumulated deficit	(3,222,527)	(3,033,421)
Other comprehensive income(loss)	(75,391)	30,110
Noncontrolling interest	(10,436)	6,449
Total stockholders’ equity	1,191,340	1,502,832
Total liabilities and stockholders’ equity	$ 2,477,045	$ 2,855,535

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended
	March 31,
	2,013	2,012

Net sales	$ 805,387	$ 1,310,246
Cost of goods sold	840,042	1,064,458
Gross profits	(34,655)	245,788

Selling, general and administrative expenses	191,642	329,356
Loss from operations	(226,297)	(83,568)

Other income (expenses):
Interest income	3	-
Foreign currency transaction gain (loss)	38,174	(2,927)
Other income	17	-
Loss from settlement	-	(20,000)
Interest expense	(16,288)	(2,661)
Net other income (expense)	21,906	(25,588)

Loss before income tax provision	(204,391)	(109,156)

Provision for income taxes	1,600	19,600
Loss before noncontrolling interest	(205,991)	(128,756)
Less : Noncontrolling interest	16,885	(26,125)

Net loss	(189,106)	(154,881)

Earnings per share of common stock - Basic	$ (0.01)	$ (0.01)

Earnings per share of common stock - Diluted	$ (0.01)	$ (0.01)

Weighted average shares of common stock outstanding	9,992,535	9,992,535

Other comprehensive income (loss)	(75,391)	11,745

Comprehensive loss attributable to Social Cube, Inc.	$ (264,497)	$ (143,156)

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (189,106)	$ (154,881)

Adjustments to reconcile net loss
to net cash (used in) operating activities:

Noncontrolling interest	16,885	26,125
Depreciation and amortization	35,335	250,868

Changes in assets and liabilities:
Accounts receivable	116,958	(181,851)
Security deposit	-	(20,934)
Prepaid expense	3,189	-
Other current assets	28,895	68,147
Accounts payable	(53,791)	(61,586)
Accrued expenses	9,400	47,000
Pension plan benefit obligation	3,024	-
Other current liabilities	(204,393)	(32,904)
Total adjustments	(44,498)	94,865
Net cash (used in) operating activities	(233,604)	(233,603)

Cash flows from investing activities:
Property and equipment	-	(19,744)
Due to related parties	182,225	-
Net cash provided by (used in) investing activities	182,225	(19,744)

Cash flows from financing activities:
Proceeds from (payments on) notes payable	(3,463)	1,361
Foreign currency translation adjustment	(71,916)	1,679
Stock subscription receivable	-	300,000
Net cash provided by (used in) financing activities	(75,379)	303,040

Net increase (decrease) in cash	(126,758)	223,280

Cash and cash equivalents, at the beginning of period	213,722	418,891
Cash and cash equivalents, at the end of period	$ 86,964	$ 642,171

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

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

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are primarily used for depreciation of property and equipment, amortization of intangible assets, allowances for doubtful accounts. Actual results could differ from those estimates.

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

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of March 31, 2013 and December 31, 2012

Accrued Expenses

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

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

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

Note 3 – Accounts receivable

The following table provides the components of accounts receivable as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Receivable from game sales	$ 1,150,127	$ 1,143,802
Other receivable	28	123,311
	1,150,155	1,267,113
Less: Allowance for bad debt expense	-	-
Accounts receivable, net	$ 1,150,155	$ 1,267,113

Note 4 – Prepaid expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, server and webpage.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

Note 5 - Property and Equipment

Property and equipment consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Automobile	$ 146,062	$ 145,121
Furniture and fixture	14,270	14,270
Leasehold improvement	1,100	1,100
Machinery and equipment	1,232,843	1,319,879
	1,394,275	1,480,370
Less: Accumulated depreciation	(827,459)	(816,192)
Net property and equipment	$ 566,816	$ 664,178

Depreciation expense amounted to $11,267and $159,418 for the three months ended March 31, 2013 and 2012, respectively.

Note 6 - Intangibles

Intangibles consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Software	$ 44,534	$ 43,408
License	958,925	911,958
Flash Game	1,597	1,597
	1,005,056	956,963
Less: Accumulated amortization	(462,303)	(137,678)
Net intangibles	$ 542,753	$ 819,285

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that intangibles were not impaired as of March 31, 2013 and December 31, 2012.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

Note 7 – Loan Payable

As of March 31, 2013 and December 31, 2012, the Company has loan payable as follows:

	March 31,	December 31,
	2013	2012

Auto loan payable to a bank, due in monthly installments of $1,346 including interest at 4.39% as of March 31, 2013 and December 31, 2012. The final payment for the loan is scheduled on June 27, 2016.	$ 49,991	$ 53,454

Loan payable to Playon Interactive, Inc. due on September 12, 2013.
Interest rate is 11.00% as of March 31, 2013.	50,000	50,000

Less: Current portion	(64,238)	(64,083)

Loan payable, net of current	$ 35,753	$ 39,371

Note 8 - Commitments and Contingencies

Legal Proceedings

To the best knowledge of management, there are no pending legal proceeding against us.

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

Note 9 - Income Taxes

Significant components of deferred tax assets are as follows:

	March 31,	December 31,

	2013	2012

Loss carry forwards	$ 2,790,888	$ 2,761,612
Other	229,720	229,720
Total deferred tax asset	3,020,608	2,991,332

Valuation allowance	(3,020,608)	(2,991,332)
Total deferred tax asset, net	$ -	$ -

As of March 31, 2013, the Company had approximately $5,100,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $3,500,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $29,276 during the three months ended March 31, 2013.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 10 - Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2013.

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

Results of Operation for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Revenues.

Revenues declined by $504,859 to $805,387 for the three months ended March 31, 2013 as compared to $1,310,246 for the three months ended March 31, 2012. This decline was attributed to decreased online game revenues.

Cost of Goods Sold.

Cost of Goods Sold declined by $224,416 to $840,042 for the three months ended March 31, 2013 as compared to $1,064,458 for the three months ended March 31, 2012.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $137,714 to $191,642 for the three months ended March 31, 2013 as compared to $329,356 for the three months ended March 31, 2012.

Other Income and Expenses.

Other income for the three months ended March 31, 2013 was $21,906 as compared to expenses of $25,588 for the three months ended March 31, 2012. For the three months March 31, 2013, interest income was $3, foreign currency transaction gain was $42,500, other income was $17, interest expense was $16,288 and foreign currency transaction loss was $4,326.

Net loss.

As a result, we recorded a net loss of $189,106 for the three months ended March 31, 2013 compared with a net loss of $154,881 for the three months ended March 31, 2012.

Result of Operations for the Three Months Ended March 31, 2013 as Compared to the Year Ended December 31, 2012

Liquidity and Capital Resources.

At March 31, 2013, we had current assets of $1,346,441 and current liabilities of $1,223,628 compared with current assets of $1,622,241 and current liabilities of $1,290,032 as of December 31, 2012.

Current liabilities at March 31, 2013 was $1,223,628, consisted of accounts payable of $97,437, due to related parties of $969,843, current portion of loan payable of $64,238, accrued expenses of $54,400 and other current liabilities of $37,710.

Net cash and cash equivalents at March 31, 2013 was $86,964 compared with net cash and cash equivalents of $213,722 as of December 31, 2012.

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

SOCIAL CUBE INC.

Date: May 15, 2013	By:	/s/ Byung Jin Kim
Byung Jin Kim
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.