Form 10-Q
period 2013-06-30
SOCIAL CUBE INC
filed 2013-08-14
CIK 1065189

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2013

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

As of July 31, 2013, Social Cube had 9,992,535 shares of common stock, par value $0.001 outstanding.

SOCIAL CUBE INC.

QUARTERLY REPORT ON FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULT UPON SENIOR SECURITIES	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	17
ITEM 5.	OTHER INFORMATION	17
ITEM 6.	EXHIBITS	17
	EX-31.1 EX-31.2 EX-32	18 19 20

Part I – FINANCIAL INFORMATION
SOCIAL CUBE INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$ 59,797	$ 213,722
Accounts receivable, net	1,178,639	1,267,113
Prepaid expenses	87,620	93,749
Other current assets	31,327	47,657
Total current assets	1,357,383	1,622,241

Property and equipment, net	453,472	664,178

Other assets:
Intangibles, net of amortization	267,632	548,082
Security deposits	21,034	21,034
Total other assets	288,666	569,116
Total assets	$ 2,099,521	$ 2,855,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 687,867	$ 151,228
Due to related parties	479,284	787,618
Current portion of loan payable	64,396	64,083
Accrued expenses	8,600	45,000
Other current liabilities	52,367	242,103
Total current liabilities	1,292,514	1,290,032

Long-term liabilities:
Loan payable, net of current portion	32,094	39,371
Pension plan benefit obligation	21,558	23,300
Total long-term liabilities	53,652	62,671
Total liabilities	1,346,166	1,352,703

Stockholders’ equity:
Common stock - $0.001 par value;
30,000,000 and 3,000,000,000 shares authorized,
9,992,535 and 9,992,535 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	9,993	9,993
Additional paid-in capital	4,489,701	4,489,701
Accumulated deficit	(3,560,226)	(3,033,421)
Other comprehensive income (loss)	(106,806)	30,110
Noncontrolling interest	(79,307)	6,449
Total stockholders’ equity	753,355	1,502,832
Total liabilities and stockholders’ equity	$ 2,099,521	$ 2,855,535

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$ 798,115	$ 1,190,190	$ 1,594,109	$ 2,499,420

Cost of goods sold	806,272	1,185,096	1,636,517	2,250,523

Gross profits	(8,157)	5,094	(42,408)	248,897

Selling, general and administrative expenses	167,428	288,780	359,936	608,062

Loss from operations	(175,585)	(283,686)	(402,344)	(359,166)

Other income (expenses):
Interest income	2	101	5	144
Foreign currency transaction gain	42,252	14,587	80,885	20,993
Other income	6	-	1,096	83
Loss from settlement	-	-	-	(20,000)
Loss on disposal of equipment	(18,587)	-	(18,587)	-
Loss on impairment of intangible	(244,690)	-	(244,690)	-
Interest expense	(4,470)	(3,006)	(20,721)	(5,706)
Foreign currency transaction loss	(5,702)	(8,687)	(6,605)	(18,027)
Other expense	-	-	-	(9,503)
Net other income (expense)	(231,189)	2,995	(208,617)	(32,016)

Loss before income tax provision	(406,774)	(280,691)	(610,961)	(391,182)

Provision for income taxes	1,600	6,000	1,600	13,600
Loss before noncontrolling interest	(408,374)	(286,691)	(612,561)	(404,782)
Less : Noncontrolling interest	69,357	11,962	85,756	(17,042)

Net loss	$ (339,017)	$ (274,729)	$ (526,805)	$ (421,824)

Earnings per share of common stock -
Basic	$ (0.03)	$ (0.03)	$ (0.05)	$ (0.04)

Earnings per share of common stock - Diluted	$ (0.03)	$ (0.03)	$ (0.05)	$ (0.04)

Weighted average shares of common stock outstanding	9,992,535	9,992,535	9,992,535	9,992,535

Other comprehensive loss	(31,415)	(4,518)	(106,806)	(266)

Comprehensive loss attributable to Social Cube, Inc.	$ (370,432)	$ (279,247)	$ (633,611)	$ (422,090)
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (526,805)	$ (421,824)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:

Noncontrolling interest	85,756	(17,042)
Depreciation and amortization	69,122	504,465
Loss on disposal of equipment	18,587	-
Loss on impairment of intangible	244,690	-

Changes in assets and liabilities:
Accounts receivable	88,474	(131,445)
Security deposit	-	(21,035)
Prepaid expense	6,129	-
Other current assets	16,330	39,269
Accounts payable	536,640	158,956
Accrued expenses	(36,400)	(12,432)
Pension plan benefit obligation	(1,742)	-
Other current liabilities	(189,736)	(96,136)
Total adjustments	837,848	424,600
Net cash provided by operating activities	311,045	2,776

Cash flows from investing activities:
Property and equipment	-	(15,370)
Intangible assets	-	(107,828)
Sale of fixed asset	(67,122)	-
Due to related party	(308,334)	-
Net cash (used in) investing activities	(375,456)	(123,198)

Cash flows from financing activities:
Payments on notes payable	(6,965)	(6,964)
Payments on capital lease obligation	-	(111,751)
Foreign currency translation adjustment	(82,549)	(18,201)
Stock subscription receivable	-	300,000
Net cash provided by (used in) financing activities	(89,514)	163,084

Net (decrease) increase in cash	(153,925)	42,662

Cash and cash equivalents, at the beginning of period	213,722	418,891
Cash and cash equivalents, at the end of period	$ 59,797	$ 461,553

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

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

On June 3, 2013, the board of directors of the Company decided to delist the Company’s common stock from the OTC and deregister from the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On June 7, 2013, the Company announced the delisting through a press release and filing of a current report on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”).

On June 18, 2013, the Company filed a Form 25 with the SEC to delist its common stock from the OTC and to deregister the Company’s common stock from Section 12(b) of the Exchange Act.

On June 28, 2013 the Company filed a Form 15 with the SEC to suspend the Company’s reporting requirements under Section 15(d) of the Exchange Act.

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of June 30, 2013 and December 31, 2012

Accrued Expenses

The Company’s accrued expenses consist of amounts payable for professional fee, corporate income tax and interest.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. See Note 9 Income Taxes for more information about the Company’s income taxes.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

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

Fair value measurements and disclosures

Effective January 1, 2012, we adopted an update to the accounting rules for fair value measurement. The new accounting principles establishes a consistent definition of fair value in an effort to ensure that the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”) are comparable. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use was already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

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

Note 3 – Accounts Receivable

The following table provides the components of accounts receivable as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Receivable from game sales	$ 1,178,639	$ 1,143,802
Other receivable	-	123,311
	1,178,639	1,267,113
Less: Allowance for bad debt expense	-	-
Accounts receivable, net	$ 1,178,639	$ 1,267,113

Note 4 – Prepaid Expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, server and webpage.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

Note 5 - Property and Equipment

Property and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Automobile	$ 144,968	$ 145,121
Furniture and fixture	14,270	14,270
Leasehold improvement	1,100	1,100
Machinery and equipment	1,192,896	1,319,879
	1,353,234	1,480,370
Less: Accumulated depreciation	(899,762)	(816,192)
Net property and equipment	$ 453,472	$ 664,178

Depreciation expense amounted to $83,570 and $329,952 for the six months ended June 30, 2013 and 2012, respectively.

Note 6 - Intangibles

Intangibles consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Software	$ 30,226	$ 46,088
License	400,000	1,027,925
Flash Game	1,597	1,597
	431,823	1,075,610
Less: Accumulated amortization	(164,191)	(527,528)
Net intangibles	$ 267,632	$ 548,082

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that intangibles were not impaired as of June 30, 2013 and December 31, 2012.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

Note 7 – Loan Payable

As of June 30, 2013 and December 31, 2012, the Company has loan payable as follows:

	June 30,	December 31,
	2013	2012

Auto loan payable to a bank, due in monthly installments of $1,346 including interest at 4.39% as of June 30, 2013 and December 31, 2012. The final payment for the loan is scheduled on June 27, 2016.	$ 46,490	$ 53,454

Loan payable to Playon Interactive, Inc. due on September 12, 2013. Interest rate is 11.00% as of June 30, 2013.	50,000	50,000

Less: Current portion	(64,396)	(64,083)

Loan payable, net of current	$ 32,094	$ 39,371

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

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

Note 9 - Income Taxes

Significant components of deferred tax assets are as follows:

	June 30,	December 31,
	2013	2012

Loss carry forwards	$2,790,888	$2,761,612
Other	229,720	229,720
Total deferred tax asset	3,020,608	2,991,332

Valuation allowance	(3,020,608)	(2,991,332)
Total deferred tax asset, net	$-	$-

As of June 30, 2013, the Company had approximately $5,100,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $3,500,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $29,276 during the six months ended June 30, 2013.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 10 - Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2013.

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

Results of Operation for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Revenues.

Revenues declined by $392,075 to $798,115 for the three months ended June 30, 2013 as compared to $1,190,190 for the three months ended June 30, 2012. This decline was attributed to decreased online game revenues.

Cost of Goods Sold.

Cost of Goods Sold declined by $378,824 to $806,272 for the three months ended June 30, 2013 as compared to $1,185,096 for the three months ended June 30, 2012.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $121,352 to $167,428 for the three months ended June 30, 2013 as compared to $288,780 for the three months ended June 30, 2012.

Other Income and Expenses.

Other income for the three months ended June 30, 2013 was $42,260 as compared to expenses of $273,449 for the three months ended June 30, 2013. For the three months June 30, 2013, interest income was $2, foreign currency transaction gain was $42,252, other income was $6, interest expense was $4,470, loss on disposal of equipment was $18,587, loss on impairment of intangible was $244,690 and foreign currency transaction loss was $5,702.

Net Loss.

As a result, we recorded a net loss of $339,017 for the three months ended June 30, 2013 compared with a net loss of $274,729 for the three months ended June 30, 2012.

Results of Operation for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012

Revenues.

Revenues declined by $905,311 to $1,594,109 for the six months ended June 30, 2013 as compared to $2,499,420 for the six months ended June 30, 2012. This decline was attributed to decreased online game revenues.

Cost of Goods Sold.

Cost of Goods Sold declined by $614,006 to $1,636,517 for the six months ended June 30, 2013 as compared to $2,250,523 for the six months ended June 30, 2012.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $248,126 to $359,936 for the six months ended June 30, 2013 as compared to $608,062 for the six months ended June 30, 2012.

Other Income and Expenses.

Other income for the six months ended June 30, 2013 was $81,986 as compared to expenses of $290,603 for the six months ended June 30, 2012. For the six months June 30, 2013, interest income was $5, foreign currency transaction gain was $80,885, other income was $1,096, interest expense was $20,721, loss on disposal of equipment was $18,587, loss on impairment of intangible was $244,690 and foreign currency transaction loss was $6,605.

Net loss.

As a result, we recorded a net loss of $526,805 for the six months ended June 30, 2013 compared with a net loss of $421,824 for the six months ended June 30, 2012.

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

SOCIAL CUBE INC.

Date: August 14, 2013	By:	/s/ Byung Jin Kim
Byung Jin Kim
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.