Form 10-Q
period 2013-09-30
SOCIAL CUBE INC
filed 2013-11-14
CIK 1065189

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2013

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

As of October 31, 2013, Social Cube had 9,992,535 shares of common stock, par value $0.001 outstanding.

SOCIAL CUBE INC.

QUARTERLY REPORT ON FORM 10-Q

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULT UPON SENIOR SECURITIES	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	16
ITEM 5.	OTHER INFORMATION	17
ITEM 6.	EXHIBITS	17
	EX-31.1 EX-31.2 EX-32	18 19 20

Part I – FINANCIAL INFORMATION
SOCIAL CUBE INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$ 55,518	$ 213,722
Accounts receivable, net	1,256,082	1,267,113
Prepaid expenses	99,992	93,749
Other current assets	19,128	47,657
Total current assets	1,430,720	1,622,241

Property and equipment, net	403,989	664,178

Other assets:
Intangibles, net of amortization	241,961	548,082
Security deposits	21,034	21,034
Total other assets	262,995	569,116
Total assets	$ 2,097,704	$ 2,855,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 283,556	$ 151,228
Due to related parties	250,000	787,618
Current portion of loan payable	64,554	64,083
Accrued expenses	6,100	45,000
Other current liabilities	13,539	242,103
Total current liabilities	617,749	1,290,032

Long-term liabilities:
Loan payable, net of current portion	28,396	39,371
Pension plan benefit obligation	25,424	23,300
Total long-term liabilities	53,820	62,671
Total liabilities	671,569	1,352,703

Stockholders’ equity:
Common stock - $0.001 par value;
30,000,000 and 3,000,000,000 shares authorized,
9,992,535 and 9,992,535 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	9,993	9,993
Additional paid-in capital	4,489,701	4,489,701
Accumulated deficit	(3,594,937)	(3,033,421)
Other comprehensive income	670,550	30,110
Noncontrolling interest	(149,172)	6,449
Total stockholders’ equity	1,426,135	1,502,832
Total liabilities and stockholders’ equity	$ 2,097,704	$ 2,855,535

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$ 879,179	$ 979,270	$ 2,488,557	$ 3,578,564

Cost of goods sold	773,896	1,061,899	2,426,088	3,406,162

Gross profits	105,283	(82,629)	62,469	172,402

Selling, general and administrative expenses	147,425	238,129	508,307	852,616

Loss from operations	(42,142)	(320,758)	(445,838)	(680,214)

Other income (expenses):
Interest income	1	43	6	193
Foreign currency transaction gain	10,016	6,083	29,657	24,454
Gain from disposal of equipment	-	-	1,084	-
Other income	18,655	1,624	18,678	1,712
Loss from settlement	-	-	-	(20,000)
Loss on disposal of equipment	-	-	(18,587)	-
Loss on impairment of intangible	-	-	(247,033)	-
Interest expense	(1,615)	(3,300)	(22,404)	(9,143)
Foreign currency transaction loss	(86,448)	(27,196)	(31,099)	(43,033)
Other expense	-	-	-	(9,503)
Net other income (expense)	(59,391)	(22,746)	(269,698)	(55,320)

Loss before income tax provision	(101,533)	(343,504)	(715,536)	(735,534)

Provision for income taxes	1,600	-	1,600	1,600
Loss before noncontrolling interest	(103,133)	(343,504)	(717,136)	(737,134)
Less : Noncontrolling interest	36,209	34,180	155,621	14,127

Net loss	$ (66,924)	$ (309,324)	$ (561,515)	$ (723,007)

Earnings per share of common stock -
Basic	$ (0.01)	$ (0.03)	$ (0.06)	$ (0.07)

Earnings per share of common stock - Diluted	$ (0.01)	$ (0.03)	$ (0.06)	$ (0.07)

Weighted average shares of common stock outstanding	9,992,535	9,992,535	9,992,535	9,992,535

Other comprehensive loss	777,356	42,526	640,440	24,325

Comprehensive income(loss) attributable to Social Cube, Inc.	$ 710,432	$ (266,798)	$ 78,925	$ (698,682)
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (561,515)	$ (723,007)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:

Noncontrolling interest	155,621	14,127
Depreciation and amortization	100,553	716,415
Gain from disposal of equipment	(1,084)	-
Loss on disposal of equipment	18,587	-
Loss on impairment of intangible	247,033	-

Changes in assets and liabilities:
Accounts receivable	11,031	(340,539)
Security deposit	-	(21,034)
Prepaid expense	(6,243)	(48,667)
Other current assets	28,528	133,415
Accounts payable	132,328	168,513
Accrued expenses	(39,700)	(5,432)
Pension plan benefit obligation	2,124	-
Other current liabilities	(227,765)	(100,975)
Total adjustments	421,013	515,823
Net cash (used in) operating activities	(140,502)	(207,184)

Cash flows from investing activities:
Property and equipment	-	(52,973)
Intangible assets	-	(116,156)
Sale of fixed asset	67,122	-
Due to related party	(537,618)	-
Net cash (used in) investing activities	(470,496)	(169,129)

Cash flows from financing activities:
Payments on notes payable	(10,504)	(72,091)
Payments on capital lease obligation	-	-
Issuance of common stocks	-	-
Increase in additional paid in capital	-	-
Foreign currency translation adjustment	463,298	24,325
Stock subscription receivable	-	300,000
Net cash provided by financing activities	452,794	252,234

Net (decrease) in cash	(158,204)	(124,079)

Cash and cash equivalents, at the beginning of period	213,722	418,891
Cash and cash equivalents, at the end of period	$ 55,518	$ 294,812

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

We conduct our business through two operating segments as follows:

Social Cube Networks Co., Ltd.

We have a 63% ownership interest in Social Cube Networks Co., Ltd. (formerly AsiaNet Co., Ltd.), a privately held company incorporated in the Republic of Korea, which publishes the following game titles, primarily in the Philippines:  Dragona, Genghis Khan, Weapons of War, Cross Fire, Special Force, Twelve Sky 2 and iDate.

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, no such impairment existed as of September 30, 2013 and December 31, 2012

Accrued Expenses

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

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

Note 3 – Accounts Receivable

The following table provides the components of accounts receivable as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Receivable from game sales	$ 1,256,082	$ 1,143,802
Other receivable	-	123,311
	1,256,082	1,267,113
Less: Allowance for bad debt expense	-	-
Accounts receivable, net	$ 1,256,082	$ 1,267,113

Note 4 – Prepaid Expense

The Company’s prepaid expenses consist of amounts prepaid for license, office rent, equipment rental, server and webpage.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

Note 5 - Property and Equipment

Property and equipment consist of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Automobile	$ 147,491	$ 145,121
Furniture and fixture	14,270	14,270
Leasehold improvement	1,100	1,100
Machinery and equipment	1,285,022	1,319,879
	1,447,883	1,480,370
Less: Accumulated depreciation	(1,043,894)	(816,192)
Net property and equipment	$ 403,989	$ 664,178

Depreciation expense amounted to $227,702 and $492,900 for the nine months ended September 30, 2013 and 2012, respectively.

Note 6 - Intangibles

Intangibles consist of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Software	$ 32,565	$ 46,088
License	400,000	1,027,925
Flash Game	1,597	1,597
	434,162	1,075,610
Less: Accumulated amortization	(192,201)	(527,528)
Net intangibles	$ 241,961	$ 548,082

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that intangibles were not impaired as of September 30, 2013 and December 31, 2012.

SOCIAL CUBE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED  SEPTEMBER 30, 2013 AND 2012 (Continued)

Note 7 – Loan Payable

As of September 30, 2013 and December 31, 2012, the Company has loan payable as follows:

	September 30,	December 31,
	2013	2012

Auto loan payable to a bank, due in monthly installments of $1,346 including interest at 4.39% as of September 30, 2013 and December 31, 2012. The final payment for the loan is scheduled on June 27, 2016.

	$ 42,950	$ 53,454

Loan payable to Playon Interactive, Inc. due on December 31, 2013. Interest rate is 11.00% as of September 30, 2013.	50,000	50,000

Less: Current portion	(64,554)	(64,083)

Loan payable, net of current	$ 28,396	$ 39,371

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

Note 9 - Income Taxes

Significant components of deferred tax assets are as follows:

	September 30,	December 31,
	2013	2012

Loss carry forwards	$2,790,888	$2,761,612
Other	229,720	229,720
Total deferred tax asset	3,020,608	2,991,332

Valuation allowance	(3,020,608)	(2,991,332)
Total deferred tax asset, net	$-	$-

As of September 30, 2013, the Company had approximately $5,100,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California state NOL carryforwards of approximately $3,500,000 expiring in 2013 through 2020.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $29,276 during the nine months ended September 30, 2013.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

Note 10 - Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2013.

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

Results of Operation for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

Revenues.

Revenues declined by $100,091 to $879,179 for the three months ended September 30, 2013 as compared to $979,270 for the three months ended September 30, 2012. This decline was attributed to decreased online game revenues.

Cost of Goods Sold.

Cost of Goods Sold declined by $288,003 to $773,896 for the three months ended September 30, 2013 as compared to $1,061,899 for the three months ended September 30, 2012.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $90,704 to $147,425 for the three months ended September 30, 2013 as compared to $238,129 for the three months ended September 30, 2012.

Other Income and Expenses.

Other expenses for the three months ended September 30, 2013 was $59,391 as compared to expenses of $22,746 for the three months ended September 30, 2012. For the three months September 30, 2013, interest income was $1, foreign currency transaction gain was $10,016, other income was $18,655, interest expense was $1,615, and foreign currency transaction loss was $86,448.

Net Loss.

As a result, we recorded a net loss of $66,924 for the three months ended September 30, 2013 compared with a net loss of $309,324 for the three months ended September 30, 2012.

Results of Operation for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

Revenues.

Revenues declined by $1,090,007 to $2,488,557 for the nine months ended September 30, 2013 as compared to $3,578,564 for the nine months ended September 30, 2012. This decline was attributed to decreased online game revenues.

Cost of Goods Sold.

Cost of Goods Sold decreased by $980,074 to $2,426,088 for the nine months ended September 30, 2013 as compared to $3,406,162 for the nine months ended September 30, 2012.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses (“SG&A”) decreased by $344,309 to $508,307 for the nine months ended September 30, 2013 as compared to $852,616 for the nine months ended September 30, 2012.

Other Income and Expenses.

Other expenses for the nine months ended September 30, 2013 was $269,698 as compared to expenses of $55,320 for the nine months ended September 30, 2012. For the nine months September 30, 2013, interest income was $6, foreign currency transaction gain was $29,657, gain from disposal of equipment was $1,084, other income was $18,678, interest expense was $22,404, loss on disposal of equipment was $18,587, loss on impairment of intangible was $247,033 and foreign currency transaction loss was $31,099.

Net Loss.

As a result, we recorded a net loss of $561,515 for the nine months ended September 30, 2013 compared with a net loss of $723,007 for the nine months ended September 30, 2012.

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

SOCIAL CUBE INC.

Date: November 14, 2013	By:	/s/ Byung Jin Kim
Byung Jin Kim
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.