Form 10-K
period 2013-12-31
SOCIAL CUBE INC
filed 2014-04-15
CIK 1065189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-24721

SOCIAL CUBE INC.

(Formerly Lexon Technologies, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	87-0502701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 S. Flower Street, Suite 3600, Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 236-3657

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCBB

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 14, 2014: 9,992,535 shares of common stock, $0.001 par value.

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

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

In November 30, 2011, the Company acquired 335,574 shares of Asianet Co., Ltd. From Liveplex Co., Ltd., a parent company, for a consideration of $1,500,000.  As a result of this subscription, the Company owns 63% of Asianet Co., Ltd.

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

On June 3, 2013, the board of directors of the Company decided to implement a “going dark” process to delist the Company’s common stock from the OTC and deregister from the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On June 7, 2013, the Company announced the “going dark” process through a press release and filing of a current report on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”).

On June 18, 2013, the Company filed a Form 25 with the SEC to delist its common stock from the OTC and to deregister the Company’s common stock from Section 12(b) of the Exchange Act.

On June 28, 2013 the Company filed a Form 15 with the SEC to suspend the Company’s reporting requirements under Section 15(d) of the Exchange Act.

Despite the Company’s filing of a Form 25 and Form 15 with the SEC on June 18, 2013 and June 28, 2013, respectively, the Company has considered reversing its “going-dark” process and relisting its common stock on the OTC, and has thereby continued compliance to its reporting requirements pursuant to Section 15(d) of the Exchange Act.

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

Our Employees

As of March 14, 2014, the Company employed two full-time employees.

Item 1A.Risk Factors.

Not Applicable.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

The Company’s headquarters are located in Los Angeles, California.  The Company utilizes communal office space at 515 S. Flower Street, Suite 3600, Los Angeles, California 90071. The Company’s lease with Regus PLC commenced on February 1, 2014 for a period of three months, renewable for consecutive three-month periods, at a monthly rental rate of $299.

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

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2013, as reported by the Bloomberg Financial Network, are as follows:

2013 FISCAL YEAR	High	Low
First Quarter	$5.90	$5.90
Second Quarter	$5.90	$5.90
Third Quarter	$5.90	$5.90
Fourth Quarter	$5.90	$5.90

2012 FISCAL YEAR	High	Low
First Quarter	$5.90	$5.90
Second Quarter	$5.90	$5.90
Third Quarter	$5.90	$5.90
Fourth Quarter	$5.90	$5.90

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

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

For the years ended December 31, 2013 and 2012, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

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

On June 3, 2013, the board of directors of the Company decided to implement a “going dark” process to delist the Company’s common stock from the OTC and deregister from the reporting requirements of the Securities Exchange Act of 1934, as amended

(the “Exchange Act”).

On June 7, 2013, the Company announced the “going dark” process through a press release and filing of a current report on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”).

On June 18, 2013, the Company filed a Form 25 with the SEC to delist its common stock from the OTC and to deregister the Company’s common stock from Section 12(b) of the Exchange Act.

On June 28, 2013 the Company filed a Form 15 with the SEC to suspend the Company’s reporting requirements under Section 15(d) of the Exchange Act.

Despite the Company’s filing of a Form 25 and Form 15 with the SEC on June 18, 2013 and June 28, 2013, respectively, the Company has considered reversing its “going-dark” process and relisting its common stock on the OTC, and has thereby continued compliance to its reporting requirements pursuant to Section 15(d) of the Exchange Act.

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

Summary of Results

Revenues. Total revenues during the year ended December 31, 2013 were $3,502,219 compared to $4,555,330 for the year ended December 31, 2012

Operating Expenses. Total operating expenses during the year ended December 31, 2013 were $1,917,280, in selling, general and administrative expenses compared to $1,207,159 for the year ended December 31, 2012.

Other Income (Expense). Other expenses for the year ended December 31, 2013 was $101,506 which consisted of interest expense of $20,098, foreign currency translation loss of $23,502, loss on disposal of fixed assets of $22,130, loss on extinguish of receivable of $162,094, loss on impairment of intangible of $250,715, gain on debt forgiveness of $363,869, interest income of $8 and other income of $13,156, compared to $126,588 for the year ended in 2012 which consisted of interest expense of $22,395, foreign currency translation loss of $52,965, loss on settlement of $20,000, loss on fixed assets impairment of $23,642, interest income of $206 and other expenses of $7,792.

Liquidity and Capital Resources

At December 31, 2013, we had current assets of $316,992 and current liabilities of $521,294, for negative working capital of $204,302. Current assets consisted solely of cash and cash equivalents, accounts receivables, prepaid expenses and other current assets. We also had net property and equipment of $319,647, security deposits of $21,034 and intangibles, net of amortization of $215,042.

Current liabilities at December 31, 2013, consisted of accounts payable of $138,488, current portion of loan payable of $314,714, accrued expense of $49,500 and other payables of $18,592, for total current liabilities of $521,294.

For the year ended December 31, 2013, net cash flows used in operating activities totaled $622,533, compared to net cash flows used in operating activities of $276,086 in the prior year.

For the year ended December 31, 2013, there was $399,681 cash used in investing activities compared to the net cash used in investing activities of $205,131 for the prior year.

Net cash provided by financing activities for the year ended December 31, 2013 was $850,574, compared to net cash used in financing activities of $276,048 for the prior year.

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

TABLE OF CONTENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Social Cube Inc.

We have audited the accompanying consolidated balance sheets of Social Cube Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Social Cube Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Choi, Kim & Park LLP

Los Angeles, California

Certified Public Accountants

April 14, 2014

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2013 and 2012

ASSETS
	December 31,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$ 42,082	$ 213,722
Accounts receivable, net	141,773	1,267,113
Prepaid expense	95,140	93,749
Other current assets	37,997	47,657

Total current assets	316,992	1,622,241

Property and equipment, net	319,647	664,178

Other assets:
Intangibles, net of amortization	215,042	548,082
Security deposits	21,034	21,034

Total other assets	236,076	569,116

Total Assets	$ 872,715	$ 2,855,535

The accompanying notes are an integral part of the financial statements

SOCIAL CUBE INC.

Consolidated Balance Sheets

December 31, 2013 and 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$ 138,488	$ 151,228
Due to related parties	250,000	787,618
Current portion of loan payable	64,714	64,083
Accrued expenses	49,500	45,000
Other payable	18,592	242,103

Total current liabilities	521,294	1,290,032

Long-term liabilities:
Loan payable, net of current portion	24,657	39,371
Pension plan benefit obligation	26,919	23,300

Total long-term liabilities	51,576	62,671

Total liabilities	572,870	1,352,703

Stockholders’ equity:

Common stock - $0.001 par value; 2,000,000,000 shares authorized, 9,992,535 shares issued and outstanding as of December 31, 2013 and 2012, respectively	9,993	9,993
Additional paid-in capital	4,489,701	4,489,701
Accumulated other comprehensive income	(547,026)	30,110
Accumulated deficit	(4,248,720)	(3,033,421)
Non controlling interest	(595,897)	(6,449)

Total stockholders’ equity	299,845	1,502,832

Total liabilities and stockholders’ equity	$ 872,715	$ 2,855,535

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2013 and 2012

	For the Years Ended
	December 31,
	2013	2012

Net sales	$ 3,502,219	$ 4,555,330

Cost of goods sold	3,299,477	4,316,247

Gross profits	202,742	239,083

Selling, general and administrative expenses	1,917,880	1,207,159

Loss from operations	(1,714,538)	(968,076)

Other expenses:
Gain on forgiveness of debt	201,775	-
Interest income	8	206
Loss on settlement	-	(20,000)
Loss on impairment of intangible	(250,715)	-
Loss on disposal of fixed assets	(22,130)	(23,642)
Interest expense	(20,098)	(22,395)
Foreign currency translation loss, net	(23,502)	(52,965)
Other income(expense), net	13,156	(7,792)
Net other expense	(101,506)	(126,588)

Loss before income tax provision	(1,816,644)	(1,094,664)

Provision for income taxes	(1,600)	(1,600)
Loss before non controlling interest in net loss of consolidated subsidiary	(1,817,044)	(1,096,264)
Less : Non controlling interest in net loss of consolidated subsidiary	602,345	42,082

Net loss	$ (1,215,299)	$ (1,054,182)

Other comprehensive income (loss)	(577,136)	11,725

Comprehensive loss	$ (1,792,435)	$ (1,042,457)

Earnings per share of common stock -Basic	$ (0.10)	$ (0.10)

Earnings per share of common stock - Diluted	$ (0.10)	$ (0.10)

Weighted average shares of common stock outstanding	9,992,535	9,992,535

Other comprehensive income (loss)	(547,026)	30,110

Comprehensive loss attributable to Social Cube, Inc.	$ (2,339,461)	$ (1,012,347)

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Consolidated Statement of Stockholders' Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stock Subscription Receivable	Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amounts

Balance December	9,992,535	$9,993	$4,489,701	$ (1,979,240)	$(300,000)	$17,935	$(35,633)	$2,202,756
31,2012

Subscription receivable	-	-	-	-	300,000	-	-	300,000

Distributions to stockholders for The year 2012	-	-	-	-	-	-	-	-

Foreign Currency Translation	-	-	-	-	-	12,175	84,164	96,339

Net loss for The year 2012	-	-	-	(1,054,181)	-	-	(42,082)	(1,096,264)

Balance December 31, 2012	9,992,535	$9,993	$4,489,701	$(3,033,421)	-	$30,110	$6,449	$1,502,832

Distributions to stockholders for The year 2013	-	-	-	-	-	-	-	-

Foreign Currency Translation	-	-	-	-	-	(577,136)	(12,897)	(590,033)

Net loss for	-	-	-	(1,215,299)	-	-	602,345	(612,954)
the year 2013

Balance December 31, 2013	9,992,535	$9,993	$4,489,701	$(4,248,720)	-	$(547,026)	$(595,897)	$299,845

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	For the Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	($1,215,299)	($1,054,182)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Non-controlling interest	-602,345	-42,082
Depreciation and amortization	380,658	1,097,232
Gain on debt forgiveness	-201,775	-
Loss on disposal of fixed asset	22,130	-
Loss on impairment of intangible	250,715	-
Loss on extinguish of receivables	162,094	20,000

Changes in assets and liabilities:
Accounts receivable	963,246	-850,003
Prepaid expense	-1,391	67,068
Other current assets	9,660	110,372
Other assets	-	-21,034
Accounts payable	-12,740	215,277
Accrued expenses	4,500	-20,232
Other payable	-223,511	246,618
Pension plan benefit obligation	3,619	-68,762
Total adjustments	592,766	778,096
Net cash provided by (used in) operating activities	-622,533	-276,086

Cash flows from investing activities:

Due to related party	-173,749	-
Sale of property	24,068	-
Acquisition of property	-	-17,690
Acquisition of intangible	-	-187,441
Net cash (used in) investing activities	-149,681	-205,131

Cash flows from financing activities:

Payments on loan payable	-14,083	-76,650
Foreign currency translation adjustment	614,657	52,698
Stock subscription receivable	-	300,000
Net cash provided by financing activities	850,574	276,048

Net decrease in cash	-171,640	-205,169

Cash at beginning of year	213,722	418,891

Cash at end of year	$ 42,082	$ 213,722

SOCIAL CUBE INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	For the Years Ended
	December 31,
	2013	2012
Supplemental disclosures:

Cash paid during the year:

Income taxes	$ 1,600	$ 1,600
Interest expense	20,098	22,395

The accompanying notes are an integral part of the financial statements.

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

On November 25, 2011, James Park, Young Won, Bong S. Park and Hyung Soon Lee resigned as the Directors and Officers of the Company.

Pursuant to a share subscription agreement dated November 30, 2011, the Company subscribed to 335,574 shares of Social Cube Networks Co., Ltd. (formerly Asianet Co., Ltd.), a company incorporated in the Republic of Korea, for a consideration of $1,500,000. As a result of this subscription, the Company owns 63% of Social Cube Networks Co., Ltd.

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

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Principles of Consolidation

The consolidated financial statements include the accounts of Social Cube, Inc., Social Cube Networks Co., Ltd., a 63% owned subsidiary in Republic of Korea, and Social Cube Media.com, Inc., a wholly owned subsidiary in the State of California (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.

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

December 31, 2013 and 2012

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

Impairment of Long-lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. In management’s opinion, there was not impairment loss of December 31, 2013 and December 31, 2012.

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

Recent Accounting Pronouncements

Reclassification of accumulated other comprehensive loss

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2012. We adopted this guidance and provided the required disclosures in Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, there was no material impact on our consolidated financial statements.

Note 3 – Accounts Receivable

As of December 31, the Company has account receivable as follows:

	2012	2012
Receivable from game sales	$ 1,417,810	$ 1,143,802
Other receivable	-	123,311
	1,417,810	1,267,113
Less: Allowance for bad debt expense	(1,276,037)	-
Accounts receivable, net	$ 141,773	$ 1,267,113

Note 4 – Prepaid expense

The Company’s prepaid expenses consist of amounts prepaid for license, equipment rental, webpage, and design of Company’s logo.

Note 5 - Property and Equipment

Property and equipment consist of the following as of December 31:

	2013	2012

Automobile	$ 147,765	$ 145,121
Furniture and fixture	3,195	14,270
Leasehold improvement	1,100	1,100
Machinery and equipment	1,295,078	1,319,879
	1,447,138	1,480,370
Less: Accumulated depreciation	(1,127,491)	(816,192)

Property and equipment, net	$ 319,647	$ 664,178

Depreciation expense amounted to $311,290 and $626,430 for the years ended December 31, 2013 and 2012, respectively.

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 6 - Intangibles

Intangibles consist of the following as of December 31:

	2013	2012

Software	$ 23,247	$ 46,088
License	400,000	1,027,925
Flash Game	1,597	1,597
	424,844	1,075,610
Less: Accumulated amortization	(209,802)	(527,528)

Intangibles, net	$ 215,042	$ 548,082

The Company amortizes its software, license, and flash game over the estimated useful life of four years. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As a result of the impairment testing, the Company determined that there was not impairment as of December 31, 2013 and December 31, 2012.

Note 7 - Transactions with Related Parties

Advances from the stockholder are unsecured, non-interest bearing and due on demand. The Company has $0 and $787,618 due to related parties as of December 31, 2013 and 2012, respectively.

Note 8 - Loan Payable

As of December 31, the Company has loan payable as follows:

	2013	2012

Auto loan payable to a bank, due in monthly installments of $1,346, including interest at 4.39% as of December 31, 2012. The final payment for the loan is scheduled on June 27, 2016.	$ 39,371	$ 53,454

A loan payable to Playon Interactive, Inc., due on September 12, 2014, including interest at 11.0%.	50,000	50,000

Less: Current portion	(64,714)	(64,083)

Loan payable, net of current	$ 24,657	$ 39,371

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 9 - Commitments and Contingencies

Legal Proceedings

To the best knowledge of our knowledge, there are no pending legal proceedings against the Company.

Note 10 - Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2013	2012

Loss carry forwards	$5,299,598	$2,761,611
Other	512,690	229,721
Total deferred tax asset	5,812,288	2,991,332

Valuation allowance	(4,005,802)	(2,991,332)
Total deferred tax asset, net	$-	$-

As of December 31, 2013, the Company had approximately $6,700,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2020 through 2032. In addition, the Company has California state NOL carryforwards of approximately $4,600,000 expiring in 2022 through 2032.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations.  The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.  The valuation allowance has increased by $1,014,470 during 2013.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change.

 Note 11 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2013.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

SOCIAL CUBE INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 for the reasons discussed below.

(b)

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting were not effective as of December 31, 2013 for the following reasons:

1. We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2013. The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c)

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.

    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers as of April 14, 2013. The business address of all of our directors and executive officers is our registered office at 515 S. Flower Street, 36th Floor, Los Angeles, CA 90071.

Name	Age	Position

Byung Jin Kim	37	Chief Executive Officer and Chairman of the Board of Directors
Eugene Lee	37	Director
Jonathan Lee Kyu Seok Lee	41 43	Chief Financial Officer Director

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

Eugene Lee has been a Director of the Company since November 2011.  Ms. Lee is also the current Chief Executive Officer of Socialcube Media.com Inc. and oversees all of its operations. Ms. Lee received a B.A. from Sangmyung University.

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

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Social Cube Inc., Board of Directors, 515 S. Flower Street, 36th Floor, Los Angeles, CA 90071, Attention: Chief Executive Officer. Communications received will be distributed by our Chief Executive Officer to such member or members of our Board of Directors as deemed appropriate by our Chief Executive Officer, depending on the facts and circumstances outlined in the communication received.

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

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Social Cube Inc., Board of Directors, 515 S. Flower Street, 36th Floor, Los Angeles, CA 90071, Attention: Chief Executive Officer.

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

Item 11.

Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $93,000 during the fiscal year ended December 31, 2013.

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

The following table sets forth as of March 12, 2014 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our Common Stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Liveplex Co., Ltd.	6,000,000	60.0%
Senderbell Holdings Limited	900,000	9.0%
Treasure Chest Holdings Limited	900,000	9.0%
Blueberry Enterprises Limited	900,000	9.0%
Hockworth Holdings Limited	800,000	8.0%

________________

(1)

C/o Social Cube Inc., 515 S. Flower Street, 36th Floor, Los Angeles, CA 90071

Securities Ownership of Officers and Directors

The following table sets forth certain information relating to the shareholdings of our former and existing Executives and Directors as of March 12, 2014.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Management and Directors
Young Won (former COO and former Director)	51,237	0.51%
Hyung Soon Lee (former Director)	45,688	0.46%
Jonathan Lee, CFO	7,924	0.08%
Total of Management and Directors	104,849	1.05%

___________________

(1)

C/o Social Cube Inc., 515 S. Flower Street, 36th Floor, Los Angeles, CA 90071

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

Transactions with Related Persons

For the years ended December 31, 2012 and 2013, the Company had the transactions which involved related persons. Please refer to Note 1.

Item 14.Principal Accounting Fees and Services.

Choi, Kim & Park LLP (“CKP”) was our independent auditor and examined our financial statements for the years ended December 31, 2012 and December 31, 2013.

Audit Fees

CKP was billed aggregate fees of $45,000 for the year ended December 31, 2013 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q during this period.

CKP was paid aggregate fees of $51,000 for the year ended December 31, 2013 for professional services rendered for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q during this period.

Audit-Related Fees

CKP was not paid additional fees for either the year ended December 31, 2013, or the year ended December 31, 2012 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

All Other Fees

CKP was not paid any other fees for professional services during the year ended December 31, 2013 or the fiscal year ended December 31, 2012.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on April 14, 2014.

SOCIAL CUBE INC.

 ______________________________

 REGISTRANT

/s/ Byung Jin Kim

___________________

By: Byung Jin Kim

Chief Executive Officer

Date: April 14, 2014

/s/ Jonathan Lee

___________________

By: Jonathan Lee

Chief Financial Officer

Date: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

/s/ Byung Jin Kim

Chief Executive Officer and Chairman

_______________________

(principal executive officer)

By: Byung Jin Kim

Date: April 14, 2014

/s/ Jonathan Lee

Chief Financial Officer

_______________________

(principal financial officer)

By: Jonathan Lee

Date: April 14, 2014

/s/ Eugene Lee

Director

_______________________

By: Eugene Lee

Date: April 14, 2014

/s/ KyuSeok Lee

Director

_______________________

By: KyuSeok Lee

Date: April 14, 2014

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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